Form 10-Q
period 1996-06-30
FNB FINANCIAL CORP /PA/
filed 1996-08-14
CIK 820222

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549-1004

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1996

Commission file number:  33-66014


                     FNB Financial Corporation
       (Exact name of registrant as specified in its charter)

Commonwealth of Pennsylvania                  23-2466821
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification No.)


  101 Lincoln Way West, McConnellsburg, PA               17233
  (Address of principal executive offices)         (Zip code)


Registrant's telephone number, including area code:   717/485-3123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class              Outstanding at June 30, 1996
(Common stock, $0.63 par value)        400,000


















































                            FNB FINANCIAL CORPORATION

                                      INDEX

                                                               Page
PART I  -  FINANCIAL INFORMATION

    Condensed consolidated balance sheets -
      June 30, 1996 and December 31, 1995                      5

    Condensed consolidated statements of income -
      Three months ended June 30, 1996 and 1995                6

    Condensed consolidated statements of income -
      Six months ended June 30, 1996 and 1995                  7

    Condensed consolidated statements of cash flows -
      Six months ended June 30, 1996 and 1995                  8

    Notes to condensed consolidated financial
      statements                                              9-11

    Table #1 - Schedule of held to maturity and
      available for sale investment activity for the
      period January 1, 1996 through June 30, 1996            12

    Table #2 - Schedule of gross unrealized gains and
      unrealized losses within the held to maturity and
      available for sale investment portfolios by
      investment type                                         13

    Management's discussion and analysis of financial
      condition and results of operations                    14-17


PART II  -  OTHER INFORMATION                                    19

    Signatures                                                20



























                         PART I - FINANCIAL INFORMATION

































            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                              June 30,     December 31,
                                                1996           1995
ASSETS:                                      (unaudited)    (audited*)

Cash and Due from banks                      $ 2,286,674    $ 2,633,762
Interest-bearing deposits with banks             418,033        418,473
Marketable Debt Securities
       Held-to-maturity (Market value - 1996:
       $5,408,858 and 1995: $5,402,945)        5,431,677      5,401,263
       Available-for-sale                     27,043,214     26,234,019
Marketable Equity Securities
   Available for Sale                            121,400        101,880
Federal Reserve, Atlantic Central Banker's Bank
   and Federal Home Loan Bank Stock              383,700        370,000
Federal Funds Sold                             1,479,000        477,000
Loans, net of unearned discount &
       Allowance for loan losses              52,939,128     52,793,865
Bank buildings, equipment, furniture &
       fixtures, net                           2,746,904      2,086,560
Accrued interest receivable                      701,982        647,921
Deferred income tax charges                      147,239            0
Other real estate owned                          365,192        395,752
Intangible Assets                                229,074        255,506
Other assets                                     185,685        105,141

    Total Assets                             $94,478,902    $91,921,142
                                              ==========     ==========
LIABILITIES :

Deposits:
   Demand deposits                           $ 8,125,958    $ 7,778,115
   Savings deposits                           24,833,363     23,955,468
   Time certificates                          50,210,079     48,942,142
   Other time deposits                           442,697        240,562
      Total deposits                         $83,612,097    $80,916,287
Accrued interest payable & other liabilities     688,703        764,901
Deferred income taxes                                0           19,490
Accrued dividends payable                         68,000         92,000

    Total Liabilities                        $84,368,800    $81,792,678

STOCKHOLDERS' EQUITY:

Capital stock, Common, par value $0.63;
   6,000,000 shares authorized; 400,000
   outstanding                               $   252,000    $   252,000
Additional paid-in capital                     1,789,833      1,789,833
Retained earnings                              8,284,288      7,979,001
Net unrealized gain/(loss) on Available-for-sale
   securities, net of tax effects               (216,019)       107,630

    Total Stockholders' Equity               $10,110,102    $10,128,464

    Total Liabilities & Stockholders' Equity $94,478,902    $91,921,142
                                              ==========     ==========

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             Three Months Ended June 30, 1996 and 1995
                            (UNAUDITED)

                                                     1996
1995

Interest & Dividend Income

Interest & fees on loans                         $1,176,773
$1,135,129
       Interest on investment securities:
              U.S. Treasury Securities               13,153
6,474
              Obligations of other U.S.
                  Government Agencies               344,122
241,219
              Obligations of State & Political
                  Subdivisions                      117,297
98,152
       Interest on deposits with banks                9,421
10,203
       Dividends on Equity Securities                 6,361
6,392
       Interest on federal funds sold                28,568
35,399
              Total Interest & Dividend Income    1,695,695
1,532,968

Interest Expense

       Interest on deposits                         920,870
780,351
              Net interest income                   774,825
752,617
       Provision for loan losses                     37,500
22,674
              Net interest income after
              Provision for loan losses             737,325
729,943

Other income

       Service charges on deposit accounts           15,947
16,459
       Other service charges, collection &
              exchange charges, commissions
              and fees                               43,131
43,561
       Other income                                  13,386
5,977
       Net Securities gains/(losses)                    0
 0
              Total other income                     72,464
65,997

Other expenses                                      541,253
485,011
       Income before income taxes                   268,536
310,929
       Applicable income taxes                       56,150
72,956
  Net income                                       $212,386
$237,973
                                                    =======
=======
Earnings per share of Common Stock:
       Net income per share                           $0.53
$0.59

Cash dividend declared per share                      $0.17
$0.18

Weighted average number of shares outstanding       400,000
400,000

The accompanying notes are an integral part of these condensed financial statements.






     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

              Six Months Ended June 30, 1996 and 1995
                            (UNAUDITED)

                                                    1996
1995

Interest & Dividend Income

       Interest & fees on loans                  $2,352,627
$2,223,948
       Interest on investment securities:
              U.S. Treasury Securities               28,896
23,377
              Obligations of other U.S.
                Government Agencies                 653,356
472,557
              Obligations of State & Political
                Subdivisions                        237,186
185,721
       Interest on deposits with banks               20,439
20,490
       Dividends on Equity Securities                12,540
12,559
       Interest on federal funds sold                75,186
50,535
              Total Interest & Dividend Income    3,380,230
2,989,187

Interest Expense

       Interest on deposits                       1,856,846
1,493,749
              Net interest income                 1,523,384
1,495,438
       Provision for loan losses                     45,000
25,674
              Net interest income after
                Provision for loan losses         1,478,384
1,469,764

Other income

       Service charges on deposit accounts           31,383
33,030
       Other service charges, collection &
             exchange charges, commissions
             and fees                                84,114
84,504
       Other income                                  19,822
13,201
       Net Securities gains/(losses)                 (3,843)
(3,364)
              Total other income                    131,476
127,371

Other expenses                                    1,059,866
955,044
       Income before income taxes                   549,994
642,091
       Applicable income taxes                      108,705
150,270

       Net income                                  $441,289
$491,821
                                                    =======
=======
Earnings per share of Common Stock:
       Net income per share                           $1.10
$1.23

Cash dividend declared per share                      $0.34
$0.35

Weighted average number of shares outstanding       400,000
400,000





The accompanying notes are an integral part of these condensed financial statements.

          FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended June 30, 1996 and 1995

                                 (UNAUDITED)
                                                      1996            1995
Cash flows from operating activities:
      Net income                                  $  441,289       $  491,821
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
            Depreciation & amortization               85,686           61,857
            Provision for loan losses                 45,000           25,674
            Net (gain)/loss on sales of
              investments                              3,843
3,364
            (Increase) decrease in accrued
                   interest receivable               (54,061)
(45,313)
             Increase (decrease) in accrued
                   interest payable and
                   other liabilities                 (76,198)          13,947
             Other (net)                             (81,243)
(45,383)
Net cash provided (used)by operating
      activities                                     364,316          505,967
Cash flows from investing activities:
     Net (increase) decrease in interest-
            bearing deposits with banks                  440
18,071
     Purchases of Held-to-maturity
            securities                              (100,000)
(1,973,010)
     Purchases of Available-for-sale
            securities                            (5,862,451)
(98,078)
     Proceeds from sales of Available-for-
            sale securities                             0             196,469
     Proceeds from maturities of Held-to-
            maturity securities                       69,586          181,839
     Proceeds from maturities of Available-
            for-sale securities                    4,539,513        1,541,506
     Purchases of marketable equity securities          0
(25,000)
     Net (increase) decrease in loans               (199,353)
(1,543,744)
     Proceeds from sale of Other real
            estate owned                              39,000           21,500
     Purchases of bank premises &
            equipment (net)                         (718,249)
(16,996)
     Purchase of other bank stock                    (13,700)
(30,500)
Net cash provided (used) by investing
            activities                            (2,245,214)
(1,727,943)
Cash flows from financing activities:
     Net increase (decrease) in deposits           2,695,810
696,654
     Cash dividends paid                            (160,000)
(156,000)
Net cash provided (used) by financing
     activities                                    2,535,810
(540,654)
Net increase (decrease) in cash & cash
     equivalents                                     654,912
681,322
Cash & cash equivalents, beginning balance         3,110,762        4,629,079
Cash & cash equivalents, ending balance           $3,765,674       $3,947,757
                                                   =========        =========
Supplemental disclosure of cash flows information
     Cash paid during the year for:
           Interest                               $1,698,571       $1,423,201
           Income taxes                              206,688           50,920
Supplemental schedule of noncash investing &
      financing activities
      Unrealized loss on Available-for-sale
           securities                               (327,302)       (125,344)
      Deferred income tax on unrealized loss on
           available-for-sale securities             111,283          42,617
      Accrued dividends payable                       68,000          72,000
      Other real estate acquired in
           settlement of loans                        59,090          89,524
      Loan advanced for sale of other real
           estate owned                               50,000          29,983

The accompanying notes are an integral part of these condensed financial statements.




                          FNB FINANCIAL CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1996
                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The financial information presented at and for the six months ended June 30, 1996 and June 30, 1995 is unaudited. Information presented at December 31, 1995, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiary, The First
     National Bank of McConnellsburg. All significant intercompany transactions and accounts have been eliminated.

NOTE 3 - CASH FLOWS

     For purposes of the statements of cash flows, the corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "cash and due from banks" and "federal funds sold". As permitted by Statement of Financial Accounting Standards No. 104, the corporation has elected to present the net increase or decrease in deposits in banks, loans and time deposits in the statement of cash flows.

NOTE 4 - FEDERAL INCOME TAXES

     For financial reporting purposes the provision for loan losses charged to operating expense is based on management's judgement, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, certain expenses are charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of these timing differences, deferred taxes were computed after reducing pre-tax accounting income for nontaxable municipal and loan income.

NOTE 5 - INVESTMENTS

     The activity within the held to maturity and available for sale portfolios for the period January 1, 1996, through June 30, 1996, is summarized in Table #1 on page 11. No sales were conducted from securities contained within the held to maturity portfolio.

     The amortized cost and estimated market values of investments by investment type and classification as available for sale or held to maturity along with each portfolio's gross unrealized gain or gross unrealized loss are contained in Table #2 on page 12.

     Management has purchased for the portfolio mortgage-backed securities. The large portion of these securities have a variable rate coupon and all have scheduled principal payments. During periods of rising interest rates, payments from variable rate mortgage-backed securities may accelerate as prepayments of underlying mortgages occur as home-owners refinance to a fixed rate while during periods of declining interest rates, prepayments on high fixed rate mortgage-backed securities may accelerate as home owners refinance to lower rate mortgages. These prepayments cause yields on mortgage-backed securities to fluctuate as larger payments of principal necessitate the acceleration of premium amortization or discount accretion. Due to the low dollar amount of mortgage-backed securities in relation to the total portfolio, management feels that interest rate risk and prepayment risks associated with mortgage-backed securities will not have a material impact on the financial condition of the Bank.

     In regard to Collateralized Mortgage Obligations (CMOs), the
     Bank presently has none of these types of investments in its portfolio.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is summarized as follows:

                                                1996       1995

     Allowance for loan losses beginning of the year   $405,000
$405,036
     Loans charged-off during the year:
          Real estate mortgages                     51,090
2,517
          Installment loans                          5,712
48,062
          Commercial & all other                     3,766
9,168
               Total charge-offs                    60,568
59,747
     Recoveries of loans previously charged-off:
          Real estate mortgages                        0
460
          Installment loans                          6,177
15,192
          Commercial & all other                       481
 81
               Total recoveries                      6,658
15,733
     Net loans charged-off (recovered)              53,910
44,014
     Provision for loan losses charged to operations     45,000
  25,674
     Allowance for loan losses, March 31               $396,090
$386,696
                                             ========  ========





The following table shows the principal balance of nonaccrual loans as of June 30, 1996:

Nonaccrual loans                                    $ 404,970.62
                                                      ==========
Interest income that would have been
   accrued at original contract rates                $ 19,705.06
Amount recognized as interest income                    7,998.32
   Foregone revenue                                  $ 11,706.74
                                                       =========

NOTE 7  - COMMITMENTS

     Main Office Renovation/Expansion
     As of June 30, 1996, the Board of Directors has committed to an expansion project for its main office facilities. Demolition, design, and construction costs of $1,547,776 were incurred as of June 30,1996. These expenditures are included in the June 30, 1996 financial statements under the balance sheet caption "Bank building, equipment, furniture and fixtures, net." Management estimates total expenditures related to this project including additional equipment purchases will be approximately $1,750,000.


NOTE 8 - OTHER COMMITMENTS

     In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. The bank does not anticipate any losses as a result of these transactions.

























                             TABLE #1
        SCHEDULE OF HELD TO MATURITY AND AVAILABLE FOR SALE
                     DEBT SECURITY PORTFOLIOS
                        TRANSACTION SUMMARY
       FOR THE PERIOD JANUARY 1, 1996 THROUGH JUNE 30, 1996

                            HELD TO        AVAILABLE      TOTAL
                            MATURITY       FOR SALE    INVESTMENT
                            PORTFOLIO      PORTFOLIO    PORTFOLIO

BEGINNING BALANCE 1/1/96   $5,401,263    $26,088,301  $31,489,564

PURCHASES                     100,000      5,862,451    5,962,451

NET LOSSES (1)                      0          3,843        3,843

MATURITIES/CALLS PAYDOWNS/
PREMIUM AMORTIZATION/DISCOUNT
ACCRETION                      69,586      4,539,513    4,609,099

ENDING BALANCE 6/30/96     $5,431,677    $27,407,396  $32,839,073
                            =========     ==========   ==========

NOTE (1): THE SECURITY LOSSES ARE THE RESULT OF PREMIUM REMAINING ON AFS SECURITIES WHICH HAD BEEN CALLED DURING THE FIRST
QUARTER.
























                                     TABLE #2
                SCHEDULE OF UNREALIZED GAINS AND UNREALIZED LOSSES
                WITHIN THE HELD TO MATURITY AND AVAILABLE FOR SALE
                     INVESTMENT PORTFOLIOS BY INVESTMENT TYPE
                                  JUNE 30, 1996

                             HELD TO    HELD TO     HELD TO    HELD TO
AVAILABLE   AVAILABLE   AVAILABLE   AVAILABLE
                             MATURITY   MATURITY    MATURITY   MATURITY     FOR
SALE    FOR SALE    FOR SALE    FOR SALE
                              BOOK      MARKET     UNREALIZED UNREALIZED     BOOK
      MARKET     UNREALIZED  UNREALIZED
SECURITY PORTFOLIO            VALUE      VALUE         GAIN       LOSS
VALUE       VALUE         GAIN        LOSS

U.S. GOVERNMENT TREASURIES         0          0           0           0
0             0            0            0

U.S. GOVERNMENT TREASURIES         0          0           0           0
751,132     747,595            0       (3,537)

U.S. GOVERNMENT AGENCIES           0          0           0           0
1,000,461   1,007,940        7,479            0

U.S. GOVERNMENT AGENCIES           0          0           0           0
12,804,497  12,463,798            0     (340,700)

SBA GUARANTEED LOAN POOL
CERTIFICATES                 306,433    306,433           0           0
3,527,907   3,604,746       76,839            0

SBA GUARANTEED LOAN POOL
CERTIFICATES               1,438,855  1,422,569           0      (16,286)
734,531     732,811            0       (1,720)

MORTGAGE-BACKED SECURITIES         0          0           0           0
722,295     735,711       13,416            0

MORTGAGE-BACKED SECURITIES         0          0           0           0
1,232,186   1,216,550            0      (15,636)

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                     865,539    875,846      11,307           0
1,540,727   1,574,662       33,935            0

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                   2,821,850  2,804,010           0      (17,840)
5,093,660   4,959,402            0     (134,258)

MARKETABLE EQUITY SECURITIES       0          0           0           0
84,520     121,400       36,880            0

FEDERAL RESERVE BANK STOCK,
ATLANTIC CENTRAL BANKERS BANK
STOCK AND FEDERAL HOME LOAN
BANK STOCK                         0          0           0           0
383,700     383,700            0            0

GRAND TOTALS               5,431,677  5,408,858       11,307     (34,126)
27,875,616  27,548,314      168,548     (495,850)
                           =========  =========       ======      ======
==========  ==========      =======      =======

CLASSIFICATION OF HELD TO MATURITY AND AVAILABLE FOR SALE
SECURITIES

Due to the implementation of FAS 115, management has segregated securities as Held to Maturity, Available for Sale or Trading securities. At the implementation of FAS 115 on January 1, 1994, management determined that no securities were Trading securities; that tax-free municipal with maturity dates less than the year 2000 were classified as Held to maturity securities due to management's intention to hold these securities for tax planning purposes; and that all other securities were classified as Available for Sale securities due to management's intention to hold these securities for liquidity planning purposes. Purchases of tax-free municipals with maturities of 5 years or less made following implementation of FAS 115 are classified as Held to Maturity securities with all other purchase Available for Sale; however, management may decide on a case-by-case basis that a security may be either classified as Held to Maturity or Available for Sale depending upon the reasons for purchase. Held to Maturity classifications are typically used for securities purchased specifically for interest rate management or tax-planning purposes while Available for Sale classifications are typically used for liquidity planning purposes.


                  FNB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Net income for the first six months of 1996 was $441,289 compared to $491,821 for the same period in 1995. This represents a decrease of $50,532 or 10.27%. Net income on an adjusted per share basis for the first six months of 1996 was $1.10 per share, a decrease of $0.13 from the $1.23 per share for the six months ended June 30, 1995.

Total interest and dividend income for the first six months of 1996 was $3,380,230 compared to $2,989,187 for the six months ended June 30, 1995, representing an increase of $391,043. This increase is a result of both slightly higher yields on investments in the Bank's security portfolio and on adjustable rate loans which have repriced to higher interest rates and on a general increase in the balance of earning assets. However, since December 31, 1995, net loans have only increased $145,263 or .28% while the book value of investment debt securities have increased $1,349,509 and federal funds sold have increased $1,002,000. This increase in loans, the Bank's highest yielding interest-earning asset, and subsequent increases in the lower yielding assets of investments and federal funds sold have contributed to the decrease in the Bank's interest income for the first six months of 1996.

During the last quarter of 1995 and the first quarter of 1996, interest rates on loans, adjustable rate investments and federal funds sold decreased due to decreases in short-term interest rates by the Federal Reserve Board. Since the first quarter of 1996, interest rates have begun to increase. During the first quarter, several investment securities with call features were called by the issuer resulting in the loss of higher interest earning assets. At the same time, management was decreasing deposit rates but not at the same pace as that of earning assets. The result combined with the aforementioned increase in loans and increase in investments and federal funds sold have resulted in a decrease in the bank's net interest margin and interest spread during the first and second quarters of 1996. Management anticipates the increase in interest rates on loans and investments and the retention of deposit rates at lower levels will result in the average interest rates earned on assets to increase during the next few earning periods while maturing liabilities will be repriced to lower interest rates thereby creating a slight increase in interest spreads and net interest margins.

Interest expense for the six months ended June 30, 1996, was $1,856,846, an increase of $363,097 from the $1,493,749 incurred for the same period in 1995. This increase is due to the significant increase in total interest-bearing deposits as a result of the purchase of the Fort Loudon Branch of Dauphin Deposit Bank in November 1995. Total deposit volume increased $2,695,810 or 3.33% since December 31, 1995. This increase is the result of a $1,267,937 or 2.59% increase in time certificates of deposit due to movement of funds from lower yielding savings accounts and other financial institutions. Savings accounts increased $877,895 or 3.66% while non-interest bearing demand deposit accounts increased $347,843 or 4.47% from December 31, 1995. The increase in interest-bearing time deposits contributed to an increase in interest cost when compared to 1995.

The tax-adjusted net interest margin has decreased 37 basis points to 3.84% for the first six months of 1996 from that of the first six months of 1995 which was 4.21%. This decrease occurred due to a increase in the cost of interest-bearing liabilities which occurred throughout the 1995 year due to a general increase in the cost of all deposits while the yield on earning assets increased only slightly. The tax-equivalent yield on earning assets for the first six months of 1996 decreased .02% to 8.06% from 8.08% for the same period in 1995 while the cost of interest-bearing liabilities increased .29% to 4.94% from 4.65% for the same period in 1995. This increase in cost of interest-bearing liabilities has surpassed that of the decrease in yield on earning assets resulting in a decrease in net interest margin. Management anticipates to continue to concentrate on the improvement of net interest margin throughout the year and has taken steps to improve it by decreasing rates on savings accounts by 25 basis points during the first quarter and retaining the cost time deposits at lower levels. Recent increases in interest rates on adjustable rate loans and securities while higher cost time deposits have matured and been repriced to lower yielding deposits have resulted in a gradual increase in the net interest margin.

Total noninterest income increased $4,105 due primarily to the recovery of prior year expenses. Operating expenses for the period ended June 30, 1996, were $1,059,866, a $104,822 increase from the operating expenses incurred for the same period in 1995 of $955,044. This increase is due to 1) increases in employee wages and benefits of $90,017 a result of an increase in wage rates, an increase in the number of employees due to the purchase of the Fort Loudon Branch which increased personnel by three employees, an increase in employee participation in the Company's retirement plan and a decrease in the deferral of loan origination costs associated with SFAS 91; 2) an increase in the cost of fixed assets in the amount of $21,444 due to increased utility bills, depreciation, insurance and taxes as a result of the purchase of the Fort Loudon Branch of Dauphin Deposit Bank in November 1995; and 3) an additional new expense in 1996 of amortization of the premium on deposits purchased at the Fort Loudon Office for which the first six months of 1996 expense was $26,432. These increases were offset by a decrease in other operating expenses of $43,730 due to the reduction in FDIC insurance assessments. Management anticipates the cost of fixed assets to increase significantly during the third and fourth quarters of 1996 as the main office construction comes to a close. Increased costs associated with this construction will include additional depreciation, utility billings, real estate insurance, real estate taxes and equipment and maintenance costs. These costs will result in a decrease in net income during the next several quarters.

The company's income tax provision for the first six months of 1996 was $108,705 as compared to $150,270 for the first six months of 1995. This decrease in the tax provision in the amount of $41,565 is due to an increase in tax-free income in relation to income before income taxes. During the first six months of 1996 total tax-free income was $321,813 or 58.51% of income before income taxes compared to $257,930 or 40.17% of income before income taxes for the same period in 1995.

Although the Company continues to operate with a marginal tax rate of 34%, during the first quarter of 1996, the Company was subject to the alternative minimum tax of 20% due to the increase in tax-free income as highlighted earlier. The effective income tax rate for the first six months of 1996 was 19.76%, a decrease of 3.64% from the effective tax rate for the first six months of 1995 of 23.40%. This decrease in the effective tax rate is primarily due to the increase of tax-free interest income in relation to income before income taxes.

Total assets as of June 30, 1996, were $94,478,902 an increase of $2,557,760 over the period ending December 31, 1995, representing an increase of 2.78%. Funding this increase in total assets was an increase in total deposits of $2,695,810 or 3.33%. The increase in deposits was the result of increased balances in time deposits of $1,267,937, in savings account balances of $877,895 and in demand deposits of $347,843 since December 31, 1995. Net loans as of June 30, 1996, were $52,939,128 compared to $52,793,865 as of December
31, 1995. The allowance for loan losses at the end of the six months was $396,090 compared to $405,000 at year end 1995 and is considered adequate, in management's judgement, to absorb possible losses on existing loans. The provision for loan losses for the first six months of 1996 was $45,000 compared to $25,674 for the same period in 1995.

Total deposits were $83,612,097 as of June 30, 1996, compared to $80,916,287 on December 31, 1995. This represents an increase of $2,695,810 or 3.33% which reflects the activity as discussed previously.

Total equity as of June 30, 1996, was $10,110,102, 10.70% of total assets as compared to $10,128,464, 11.02% of total assets as of December 31, 1995. This decrease in equity reflects a decrease in market value of marketable securities which has resulted in a net unrealized loss on available for sale securities, net of tax effects of ($216,019), a $323,649 decrease from the December 31, 1995 net unrealized gain on available for sale securities, net of tax effects of $107,630.

The Corporation has risk-based capital ratios exceeding regulatory requirements. Risk-based capital guidelines require a minimum ratio of 8.0%. At June 30, 1996, the risk-based capital ratio of the Corporation was 20.62% while at December 31, 1995, the risk-based capital ratio was 21.16%. The following table presents the risk-based capital ratios for the Corporation:

                                            June 30,    Regulatory
                                              1996       Minimum

Leverage Ratio                               10.66%       3.00%
Risk-based capital ratios:
    Tier I (core capital)                    19.84%       4.00%
    Total Capital
    (Tier I and Tier II Capital)             20.62%       8.00%
























































                    PART II - OTHER INFORMATION














































                    PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

          None

Item 2 - Changes in Securities

          None

Item 3 - Defaults Upon Senior Securities

          Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

          None

Item 5 - Other Information

          None

Item 6 - Exhibits and Reports on Form 8-K

          a.  Exhibits - None

          b.  Reports on Form 8-K  - None
























                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              /s/
                              (John C. Duffey, President
                               and Director of the Company and
                               President of the Bank)
                              (Duly Authorized Officer)



Date                          /s/
                              (Daniel E. Waltz, Treasurer
                               and Director of the Company and
                               Senior Vice President/CFO of
                               the Bank)
                              (Principal Financial &
                               Accounting Officer)