Form 10-Q
period 1996-09-30
FNB FINANCIAL CORP /PA/
filed 1996-11-15
CIK 820222

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549-1004

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1996

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

                                YES X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class              Outstanding at September 30, 1996
(Common stock, $0.63 par value)   400,000


















































                            FNB FINANCIAL CORPORATION

                                      INDEX

                                                               Page
PART I  -  FINANCIAL INFORMATION

    Condensed consolidated balance sheets -
      September 30, 1996 and December 31, 1995                 5

    Condensed consolidated statements of income -
      Three months ended September 30, 1996 and 1995           6

    Condensed consolidated statements of income -
      Nine months ended September 30, 1996 and 1995            7

    Condensed consolidated statements of cash flows -
      Nine months ended September 30, 1996 and 1995            8

    Notes to condensed consolidated financial
      statements                                              9-11

    Table #1 - Schedule of held to maturity and
      available for sale investment activity for the
      period January 1, 1996 through September 30, 1996        12

    Table #2 - Schedule of gross unrealized gains and
      unrealized losses within the held to maturity and
      available for sale investment portfolios by
      investment type                                          13

    Management's discussion and analysis of financial
      condition and results of operations                    14-17


PART II  -  OTHER INFORMATION                                    19

    Signatures                                                20



























                         PART I - FINANCIAL INFORMATION

































            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                           September 30,     December 31,
                                                1996           1995
ASSETS:                                      (unaudited)    (audited*)

Cash and Due from banks                      $ 2,752,458    $ 2,633,762
Interest-bearing deposits with banks             223,938        418,473
Marketable Debt Securities
       Held-to-maturity (Market value - 1996:
       $5,021,947 and 1995: $5,402,945)        5,034,667      5,401,263
       Available-for-sale                     27,712,525     26,234,019
Marketable Equity Securities
   Available for Sale                            111,800        101,880
Federal Reserve, Atlantic Central Banker's Bank
   and Federal Home Loan Bank Stock              383,700        370,000
Federal Funds Sold                             3,643,000        477,000
Loans, net of unearned discount &
       Allowance for loan losses              53,762,797     52,793,865
Bank buildings, equipment, furniture &
       fixtures, net                           2,953,148      2,086,560
Accrued interest receivable                      698,338        647,921
Deferred income tax charges                      130,475            0
Other real estate owned                          382,492        395,752
Intangible Assets                                215,858        255,506
Other assets                                     427,787        105,141

    Total Assets                             $98,432,983    $91,921,142
                                              ==========     ==========
LIABILITIES :

Deposits:
   Demand deposits                           $ 9,269,143    $ 7,778,115
   Savings deposits                           28,234,548     23,955,468
   Time certificates                          49,152,388     48,942,142
   Other time deposits                           630,209        240,562
      Total deposits                         $87,286,288    $80,916,287
Accrued interest payable & other liabilities     741,901        764,901
Deferred income taxes                                0           19,490
Accrued dividends payable                         72,000         92,000

    Total Liabilities                        $88,100,189    $81,792,678

STOCKHOLDERS' EQUITY:

Capital stock, Common, par value $0.63;
   6,000,000 shares authorized; 400,000
   outstanding                               $   252,000    $   252,000
Additional paid-in capital                     1,789,833      1,789,833
Retained earnings                              8,474,439      7,979,001
Net unrealized gain/(loss) on Available-for-sale
   securities, net of tax effects               (183,478)       107,630

    Total Stockholders' Equity               $10,332,794    $10,128,464

    Total Liabilities & Stockholders' Equity $98,432,983    $91,921,142
                                              ==========     ==========

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          Three Months Ended September 30, 1996 and 1995
                            (UNAUDITED)

                                                     1996
1995

Interest & Dividend Income

Interest & fees on loans                         $1,245,558
$1,181,138
       Interest on investment securities:
              U.S. Treasury Securities               11,084
16,294
              Obligations of other U.S.
                  Government Agencies               352,242
224,031
              Obligations of State & Political
                  Subdivisions                      116,919
110,941
       Interest on deposits with banks                4,181
10,057
       Dividends on Equity Securities                 6,350
6,312
       Interest on federal funds sold                42,187
45,417
              Total Interest & Dividend Income    1,778,521
1,594,190

Interest Expense

       Interest on deposits                         926,206
845,428
              Net interest income                   852,315
748,762
       Provision for loan losses                     17,500
7,500
              Net interest income after
              Provision for loan losses             834,815
741,262

Other income

       Service charges on deposit accounts           15,367
17,156
       Other service charges, collection &
              exchange charges, commissions
              and fees                               42,677
45,952
       Other income                                   6,821
12,741
       Net Securities gains/(losses)                    0
(1,846)
              Total other income                     64,865
74,003

Other expenses                                      570,409
482,642
       Income before income taxes                   329,271
332,623
       Applicable income taxes                       67,120
68,004
  Net income                                       $262,151
$264,619
                                                    =======
=======
Earnings per share of Common Stock:
       Net income per share                           $0.66
$0.66

Cash dividend declared per share                      $0.18
$0.19

Weighted average number of shares outstanding       400,000
400,000

The accompanying notes are an integral part of these condensed financial statements.






     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           Nine Months Ended September 30, 1996 and 1995
                            (UNAUDITED)

                                                    1996
1995

Interest & Dividend Income

       Interest & fees on loans                  $3,598,185
$3,405,086
       Interest on investment securities:
              U.S. Treasury Securities               39,980
39,671
              Obligations of other U.S.
                Government Agencies               1,005,598
696,588
              Obligations of State & Political
                Subdivisions                        354,105
296,662
       Interest on deposits with banks               24,620
30,547
       Dividends on Equity Securities                18,890
18,871
       Interest on federal funds sold               117,373
95,952
              Total Interest & Dividend Income    5,158,751
4,583,377

Interest Expense

       Interest on deposits                       2,783,052
2,339,177
              Net interest income                 2,375,699
2,244,200
       Provision for loan losses                     62,500
33,174
              Net interest income after
                Provision for loan losses         2,313,199
2,211,026

Other income

       Service charges on deposit accounts           46,750
50,186
       Other service charges, collection &
             exchange charges, commissions
             and fees                               126,791
130,456
       Other income                                  26,643
25,942
       Net Securities gains/(losses)                 (3,843)
(5,210)
              Total other income                    196,341
201,374

Other expenses                                    1,630,275
1,437,686
       Income before income taxes                   879,265
974,714
       Applicable income taxes                      175,825
218,274

       Net income                                  $703,440
$756,440
                                                    =======
=======
Earnings per share of Common Stock:
       Net income per share                           $1.76
$1.89

Cash dividend declared per share                      $0.52
$0.54

Weighted average number of shares outstanding       400,000
400,000





The accompanying notes are an integral part of these condensed financial statements.

          FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine Months Ended September 30, 1996 and 1995

                                 (UNAUDITED)
                                                      1996            1995
Cash flows from operating activities:
      Net income                                  $  703,440       $  756,440
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
            Depreciation & amortization              147,125           92,786
            Provision for loan losses                 62,500           33,174
            Net (gain)/loss on sales of
              investments                              3,843
5,210
            (Increase) decrease in accrued
                   interest receivable               (50,417)
(132,132)
             Increase (decrease) in accrued
                   interest payable and
                   other liabilities                 (23,000)         155,733
             Other (net)                            (319,981)          54,421
Net cash provided (used)by operating
      activities                                     523,510          965,632
Cash flows from investing activities:
     Net (increase) decrease in interest-
            bearing deposits with banks              194,535
84,266
     Purchases of Held-to-maturity
            securities                              (100,000)
(5,035,910)
     Purchases of Available-for-sale
            securities                            (7,198,170)
(397,078)
     Proceeds from sales of Available-for-
            sale securities                             0             196,469
     Proceeds from maturities of Held-to-
            maturity securities                      466,596          480,470
     Proceeds from maturities of Available-
            for-sale securities                    5,264,825        2,924,730
     Purchases of marketable equity securities          0
(25,000)
     Net (increase) decrease in loans             (1,056,459)
(3,302,061)
     Proceeds from sale of Other real
            estate owned                              39,000           21,500
     Purchases of bank premises &
            equipment (net)                         (977,442)
(289,378)
     Proceeds from sale of equipment                    0              13,729
     Purchase of other bank stock                    (13,700)
(30,500)
Net cash provided (used) by investing
            activities                            (3,380,815)
(5,358,763)
Cash flows from financing activities:
     Net increase (decrease) in deposits           6,370,001
4,005,011
     Cash dividends paid                            (228,000)
(228,000)
Net cash provided (used) by financing
     activities                                    6,142,001        3,777,011
Net increase (decrease) in cash & cash
     equivalents                                   3,284,696
(616,120)
Cash & cash equivalents, beginning balance         3,110,762        4,629,079
Cash & cash equivalents, ending balance           $6,395,458       $4,012,959
                                                   =========        =========
Supplemental disclosure of cash flows information
     Cash paid during the year for:
           Interest                               $2,634,234       $2,188,081
           Income taxes                              275,088          101,840
Supplemental schedule of noncash investing &
      financing activities
      Unrealized loss on Available-for-sale
           securities                               (277,997)          5,002
      Deferred income tax on unrealized loss on
           available-for-sale securities              94,519          (1,701)
      Accrued dividends payable                       72,000          76,000
      Other real estate acquired in
           settlement of loans                        75,027         139,524
      Loan advanced for sale of other real
           estate owned                               50,000          29,983

The accompanying notes are an integral part of these condensed financial statements.

                 FNB FINANCIAL CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1996
                         (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The financial information presented at and for the nine months ended September 30, 1996 and September 30, 1995 is unaudited. Information presented at December 31, 1995, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

NOTE 5 - INVESTMENTS

     The activity within the held to maturity and available for sale portfolios for the period January 1, 1996, through September 30, 1996, is summarized in Table #1 on page 11. No sales were conducted from securities contained within the held to maturity portfolio.

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES AND NONACCRUAL LOANS

     Activity in the allowance for loan losses is summarized as follows:

                                                1996       1995

     Allowance for loan losses beginning of the year   $405,000
$405,036
     Loans charged-off during the year:
          Real estate mortgages                     51,090
2,517
          Installment loans                         24,135
50,609
          Commercial & all other                     4,530
9,168
               Total charge-offs                    79,755
62,294
     Recoveries of loans previously charged-off:
          Real estate mortgages                        0
460
          Installment loans                          9,636
21,138
          Commercial & all other                       830
5,253
               Total recoveries                     10,466
26,851
     Net loans charged-off (recovered)              69,289
35,443
     Provision for loan losses charged to operations     62,500
  33,174
     Allowance for loan losses, September 30           $398,211
$402,767
                                             ========  ========

The following table shows the principal balance of nonaccrual loans as of September 30, 1996:

Nonaccrual loans                                    $ 381,081.48
                                                      ==========
Interest income that would have been
   accrued at original contract rates                $ 26,203.78
Amount recognized as interest income                   13,650.07
   Foregone revenue                                  $ 12,553.71
                                                       =========

NOTE 7  - COMMITMENTS

     Main Office Renovation/Expansion
     As of September 30, 1996, the Board of Directors has committed to an expansion project for its main office facilities. Demolition, design, and construction costs of $1,721,978 were incurred as of September 30,1996. These expenditures are included in the September 30, 1996 financial statements under the balance sheet caption "Bank building, equipment, furniture and fixtures, net." Management estimates total expenditures related to this project including additional equipment purchases will be approximately $1,750,000.

     Hancock, Maryland Branch Office
     In May 1996, the Board of Directors approved management to seek approval from The Office of the Comptroller of the Currency to locate a branch office in Hancock, Maryland to be known as "Hancock Community Bank, a Division of The First National Bank of McConnellsburg". Management negotiated the lease of a facility located in the Hancock Shopping Center adjacent to Pittman's IGA Supermarket which formerly had been occupied by First Federal Savings Bank of Western Maryland. The size of this facility is approximately 1,500 square feet, has a two lane drive-up window and an automatic teller machine. Eventually in the 1997 calendar year, this office will be designed as a supermarket branch in addition to a regular branch office as management of Pittman's IGA and the Bank have agreed to remove the wall between the two businesses in order to establish a supermarket branch in 1997.

     The Office of the Comptroller of the Currency approved this branch office on August 23, 1996 and gave the Bank 18 months from this date to open this branch office. Management anticipates opening this office during the month of November 1996. Total expenditures anticipated in the opening of this branch office are estimated to be approximately $200,000.

NOTE 8 - OTHER COMMITMENTS

     In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. The bank does not anticipate any losses as a result of these transactions.
                             TABLE #1
        SCHEDULE OF HELD TO MATURITY AND AVAILABLE FOR SALE
                     DEBT SECURITY PORTFOLIOS
                        TRANSACTION SUMMARY
     FOR THE PERIOD JANUARY 1, 1996 THROUGH SEPTEMBER 30, 1996

                            HELD TO        AVAILABLE      TOTAL
                            MATURITY       FOR SALE    INVESTMENT
                            PORTFOLIO      PORTFOLIO    PORTFOLIO

BEGINNING BALANCE 1/1/96   $5,401,263    $26,088,301  $31,489,564

PURCHASES                     100,000      7,198,170    7,298,170

NET LOSSES (1)                      0          3,843        3,843

MATURITIES/CALLS PAYDOWNS/
PREMIUM AMORTIZATION/DISCOUNT
ACCRETION                     466,596      5,264,825    5,731,421

ENDING BALANCE 9/30/96     $5,034,667    $28,017,803  $33,052,470
                            =========     ==========   ==========

NOTE (1): THE SECURITY LOSSES ARE THE RESULT OF PREMIUM REMAINING ON AFS SECURITIES WHICH HAD BEEN CALLED DURING THE FIRST
QUARTER.





























                                     TABLE #2
                SCHEDULE OF UNREALIZED GAINS AND UNREALIZED LOSSES
                WITHIN THE HELD TO MATURITY AND AVAILABLE FOR SALE
                     INVESTMENT PORTFOLIOS BY INVESTMENT TYPE
                                SEPTEMBER 30, 1996

                             HELD TO    HELD TO     HELD TO    HELD TO
AVAILABLE   AVAILABLE   AVAILABLE   AVAILABLE
                             MATURITY   MATURITY    MATURITY   MATURITY     FOR
SALE    FOR SALE    FOR SALE    FOR SALE
                              BOOK      MARKET     UNREALIZED UNREALIZED     BOOK
      MARKET     UNREALIZED  UNREALIZED
SECURITY PORTFOLIO            VALUE      VALUE         GAIN       LOSS
VALUE       VALUE         GAIN        LOSS

U.S. GOVERNMENT TREASURIES         0          0           0           0
102,864     103,250          386            0

U.S. GOVERNMENT TREASURIES         0          0           0           0
647,744     644,345            0       (3,399)

U.S. GOVERNMENT AGENCIES           0          0           0           0
1,799,966   1,807,248        7,282            0

U.S. GOVERNMENT AGENCIES           0          0           0           0
13,024,580  12,680,086            0     (344,494)

SBA GUARANTEED LOAN POOL
CERTIFICATES                 402,581    403,594        1,013          0
3,405,374   3,483,630       78,255            0

SBA GUARANTEED LOAN POOL
CERTIFICATES               1,293,586  1,276,676           0      (16,910)
650,397     645,940            0       (4,456)

MORTGAGE-BACKED SECURITIES         0          0           0           0
502,324     514,159       11,835            0

MORTGAGE-BACKED SECURITIES         0          0           0           0
1,249,570   1,230,328            0      (19,242)

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                     864,647    876,851      12,204           0
2,521,699   2,564,379       42,681            0

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                   2,473,853  2,464,826           0       (9,027)
4,113,285   4,039,160            0      (74,126)

MARKETABLE EQUITY SECURITIES       0          0           0           0
84,520     111,800       27,280            0

FEDERAL RESERVE BANK STOCK,
ATLANTIC CENTRAL BANKERS BANK
STOCK AND FEDERAL HOME LOAN
BANK STOCK                         0          0           0           0
383,700     383,700            0            0

GRAND TOTALS               5,034,667  5,021,947       13,217     (25,937)
28,486,023  28,208,025      167,719     (445,717)
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




                  FNB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Net income for the first nine months of 1996 was $703,440 compared to $756,440 for the same period in 1995. This represents a decrease of $53,000 or 7.01%. Net income on an adjusted per share basis for the first nine months of 1996 was $1.76 per share, a decrease of $0.13 from the $1.89 per share for the nine months ended September 30, 1995.

Total interest and dividend income for the first nine months of 1996 was $5,158,751 compared to $4,583,377 for the nine months ended September 30, 1995, representing an increase of $575,374. This increase is a result of both a general increase in the balance of earning assets and slightly higher yields on investments in the Bank's security portfolio and on adjustable rate loans which have repriced to higher interest rates. However, since December 31, 1995, net loans have increased $968,932 or 1.84% while the book value of investment debt securities have increased $1,562,906 and federal funds sold have increased $3,166,000. This increase in loans, the Bank's highest yielding interest-earning asset, and subsequent increases in the lower yielding assets of investments and federal funds sold have increased the Bank's interest income for the first nine months of 1996.

During the last quarter of 1995 and the first quarter of 1996, interest rates on loans, adjustable rate investments and federal funds sold decreased due to decreases in short-term interest rates by the Federal Reserve Board. Since the first quarter of 1996, interest rates have begun to increase. During the first quarter, several investment securities with call features were called by the issuer resulting in the loss of higher interest earning assets. At the same time, management was decreasing deposit rates but not at the same pace as that of earning assets. The result combined with the aforementioned increase in loans and increase in investments and federal funds sold resulted in a decrease in the bank's net interest margin and interest spread during the first and second quarters of 1996. However, during the third quarter of 1996, the Federal Reserve Board maintained short term interest rates at the same level during the second quarter. This allowed management to maintain deposit rates at relatively the same levels as in the first and second quarters while interest rate indexes on loans and securities increased resulting in a higher interest spread and net interest margin than that during the first and second quarters of 1996. Management anticipates the continued increase in interest rates on loans and investments and the retention of deposit rates at lower levels will result in the average interest rates earned on assets to increase during the next few earning periods while maturing liabilities will be repriced to lower interest rates thereby creating a slight increase in interest spreads and net interest margins.

Interest expense for the nine months ended September 30, 1996, was $2,783,052, an increase of $443,875 from the $2,339,177 incurred for the same period in 1995. This increase is due to the significant increase in total interest-bearing deposits as a result of the purchase of the Fort Loudon Branch of Dauphin Deposit Bank in November 1995. Total deposit volume increased $6,370,001 or 7.87% since December 31, 1995. Savings accounts increased $4,279,080 or 17.86% due to the Bank acquiring a money market account of over $1,000,000 for a local school district on July 1 for the next two year period and an increase in the money market account balances of two large business accounts. Non-interest bearing demand deposit accounts increased $1,491,028 or 19.17% from December 31, 1995, the result of new account openings and an increase in the balance of business accounts. Time certificates increased only $210,246, while other time deposits, comprised of Christmas and vacation club accounts, increased $389,647. The increase in the lower cost interest-bearing savings deposits and club accounts as well as the noninterest-bearing demand deposit accounts while the higher cost time deposits increased only slightly, contributed to this increase in interest cost when compared to 1995.

The tax-adjusted net interest margin has decreased 22 basis points to 3.96% for the first nine months of 1996 from that of the first nine months of 1995 which was 4.18%. This decrease occurred due to an increase in the cost of interest-bearing liabilities which occurred throughout the 1995 year and the first quarter of 1996 due to a general increase in the cost of all deposits while the yield on earning assets increased only slightly. The tax-equivalent yield on earning assets for the first nine months of 1996 decreased
 .02% to 8.14% from 8.16% for the same period in 1995 while the cost of interest-bearing liabilities increased .13% to 4.90% from 4.77% for the same period in 1995. This increase in cost of interest-bearing liabilities has surpassed that of the decrease in yield on earning assets resulting in a decrease in net interest margin. Management anticipates to continue to concentrate on the improvement of net interest margin throughout the year and has taken steps to improve it by decreasing rates on savings accounts by 25 basis points during the first quarter and retaining the cost time deposits at lower levels. Recent increases in interest rates on adjustable rate loans and securities while higher cost time deposits have matured and been repriced to lower yielding deposits have resulted in a gradual increase in the net interest margin.

Total noninterest income decreased $5,033 due primarily to the 1995 receipt of interest in the amount of $3,927 from the IRS on a prior year tax refund and $587 from the FDIC for the 1995 FDIC Insurance premium refund. Operating expenses for the period ended September 30, 1996, were $1,630,275 a $192,589 increase from the operating expenses incurred for the same period in 1995 of $1,437,686. This increase is due to 1) increases in employee wages and benefits of $109,768 as a result of an increase in wage rates, an increase in the number of employees due to the purchase of the Fort Loudon Branch which increased personnel by three employees, an increase in employee participation in the Company's retirement plan and a decrease in the deferral of loan origination costs associated with SFAS 91; 2) an increase in the cost of fixed assets in the amount of $50,012 due to increased utility bills, depreciation, insurance and taxes as a result of the purchase of the Fort Loudon Branch of Dauphin Deposit Bank in November 1995 and the main office renovation and expansion for which depreciation began in the third quarter of 1996; 3) an additional new expense in 1996 of amortization of the premium on deposits purchased at the Fort Loudon Office for which the first nine months of 1996 expense was $39,648; and 4) additional expenses in 1996 for the 90th anniversary stockholders banquet which cost approximately $10,000. These increases were offset by a decrease in other operating expenses of $75,979 due to the reduction in FDIC insurance assessments. Management anticipates the cost of fixed assets to increase significantly during the fourth quarters of 1996 and in 1997 as the main office construction comes to a close and the operation of the Hancock branch office begins. Increased costs associated with this construction will include additional depreciation, utility billings, real estate insurance, real estate taxes and equipment and maintenance costs. Additional costs associated with the Hancock office will be employee wages and benefits, lease payments and depreciation on equipment. These costs will result in a decrease in net income during the next several quarters; however, due to the strength of the Bank in regard to its capital position, the Board and management felt it wise to plan for the future growth of the organization by expanding its main office facilities and seizing the opportunity to expand into a new market area which had been targeted by the Board for several years.

The company's income tax provision for the first nine months of 1996 was $175,825 as compared to $218,274 for the first nine months of 1995. This decrease in the tax provision in the amount of $42,449 is due to an increase in tax-free income in relation to income before income taxes. During the first nine months of 1996 total tax-free income was $498,116 or 56.65% of income before income taxes compared to $419,605 or 43.05% of income before income taxes for the same period in 1995.

Although the Company continues to operate with a marginal tax rate of 34%, during the first quarter of 1996, the Company was subject to the alternative minimum tax of 20% due to the increase in tax-free income as highlighted earlier. The effective income tax rate for the first nine months of 1996 was 20.00%, a decrease of 2.39% from the effective tax rate for the first nine months of 1995 of 22.39%. This decrease in the effective tax rate is primarily due to the increase of tax-free interest income in relation to income before income taxes.

Total assets as of September 30, 1996, were $98,432,983 an increase of $6,511,841 over the period ending December 31, 1995, representing an increase of 7.08%. Funding this increase in total assets was an increase in total deposits of $6,370,001 or 7.87%. The increase in deposits was the result of increased balances in time deposits of $210,246, in savings account balances of $4,279,080 and in demand deposits of $1,491,028 since December 31, 1995. Net loans as of September 30, 1996, were $53,762,797 compared to $52,793,865 as of December 31, 1995. The allowance for loan losses at the end of the nine months was $398,211 compared to $405,000 at year end 1995 and is considered adequate, in management's judgement, to absorb possible losses on existing loans. The provision for loan losses for the first nine months of 1996 was $62,500 compared to $33,174 for the same period in 1995.

Total deposits were $87,286,288 as of September 30, 1996, compared to $80,916,287 on December 31, 1995. This represents an increase of $6,370,001 or 7.87% which reflects the activity as discussed previously.

Total equity as of September 30, 1996, was $10,332,794, 10.50% of total assets as compared to $10,128,464, 11.02% of total assets as of December 31, 1995. This slight increase in equity reflects a decrease in market value of marketable securities which has resulted in a net unrealized loss on available for sale securities, net of tax effects of ($183,478), a $291,108 decrease from the December 31, 1995 net unrealized gain on available for sale securities, net of tax effects of $107,630.

The Corporation has risk-based capital ratios exceeding regulatory requirements. Risk-based capital guidelines require a minimum ratio of 8.0%. At September 30, 1996, the risk-based capital ratio of the Corporation was 19.51% while at December 31, 1995, the risk-based capital ratio was 21.16%. The following table presents the risk-based capital ratios for the Corporation:


                                        September 30,    Regulatory
                                             1996        Minimum

Leverage Ratio                               10.45%       3.00%
Risk-based capital ratios:
    Tier I (core capital)                    18.78%       4.00%
    Total Capital
    (Tier I and Tier II Capital)             19.51%       8.00%




















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




                              /s/
                              (John C. Duffey, President
                               and Director of the Company and
                               President/CEO of the Bank)
                              (Duly Authorized Officer)



Date                          /s/
                              (Daniel E. Waltz, Treasurer
                               and Director of the Company and
                               Senior Vice President/CFO of
                               the Bank)
                              (Principal Financial &
                               Accounting Officer)