Form 10-K
period 1996-12-31
FNB FINANCIAL CORP /PA/
filed 1997-03-27
CIK 820222

SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON, D.C.  20549-1004

    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act
    of 1934 [No Fee required]
For the transition period from _______ to _______.

Commission file number 33-66014

                              FNB FINANCIAL CORPORATION
    (Exact name of registrant as specified in its charter)

       COMMONWEALTH  OF PENNSYLVANIA                       23-2466821
 (State or other jurisdiction of incorporation            (I.R.S. Employer
  or organization)                                        Identification No.)

  101 Lincoln Way West, McConnellsburg, PA                        17233
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:    717-485-3123

Securities Registered Pursuant to Section 12(b) of the Act:  None
Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Class                   Outstanding as of March 15, 1997
      Common Stock, $0.63 Par Value                   400,000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrants as of March 15, 1997:

Common Stock, $0.63 Par Value - $18,000,000.00

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the annual shareholders report for the year ended December 31, 1996 are incorporated by reference into Parts I, II and IV.

 Portions of the proxy statement for the annual shareholders meeting to be held April 29, 1997 are incorporated by reference into Part III.

 Portions of Form SB-2 Registration Statement No. 33-66014 as filed with the Securities and Exchange Commission on September 8, 1993 are incorporated by reference into Part IV.



 A copy of a Common Stock Certificate of FNB Financial Corporation as
filed with the   Securities and Exchange Commission with Form 10-K for
the fiscal year ended December
 31, 1995 is incorporated by reference into Part IV.







PART I

Item 1.  Business

       Description of Business

       FNB Financial Corporation (the Company), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company
was
       incorporated on June 22, 1987 under the business corporation law of the Commonwealth of Pennsylvania for the purpose of becoming a bank holding company. Since commencing operations,
       the Company's business has consisted primarily of managing and supervising The First National Bank of McConnellsburg (the
       Bank) and its principal source of income has been dividends paid by the Bank. The Company has one wholly-owned subsidiary, the Bank.

       The Bank was established in 1906 as a national banking association under the supervision of the Comptroller of the Currency, the Comptroller. The Bank is a member of the Federal Reserve System and customers' deposits held by the Bank are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. The Bank is engaged in a full service commercial and consumer banking business including the acceptance of time and demand deposits and the making of secured and unsecured loans. The Bank provides its services to individuals, corporations, partnerships, associations, municipalities and other governmental bodies. As of January 1, 1997, the Bank had three (3) offices and (1) drive-up ATM located in Fulton County and one branch office facility located in Fort Loudon, Franklin County Pennsylvania. During 1995 the Bank received regulatory approval from The Comptroller to purchase and assume the deposits, real estate and building of the Fort Loudon Branch Office of Dauphin Deposit Bank located in Franklin County, Pennsylvania. Due to the location of this office, management and the Board felt the acquisition of this office was strategically important in order to officially expand the Bank's market area into the Franklin County, PA area and diversity its current primary market of Fulton County, PA.
It
       is anticipated this office will generate new loan and deposit demand for the Bank in the coming years. During 1996 the
Bank
       received regulatory approval from The Comptroller to open its first interstate Branch office in Hancock, Maryland after management became aware of the closing of a branch office of First Federal Savings Bank of Western Maryland. This office is
       known as "Hancock Community Bank, A Division of The First National Bank of McConnellsburg". The location of this office
       is felt to be strategically important in order to expand the Bank's operations into Washington County, Maryland and northern
       Morgan County, West Virginia. This office will also be the Bank's first supermarket branch office. As soon as the owner of
       the adjacent supermarket completes extensive renovations, the wall between the branch office and the supermarket will be removed, allowing customers to enter the branch directly from the supermarket. This office is expected to enhance demand for
       the Bank's loan and deposit products as well as retain deposits of customers in southern Fulton County, Pennsylvania.

       The Bank received permission from the Comptroller to expand its main office facilities in downtown McConnellsburg to allow for larger customer service, loan department and data
       processing areas.  This expansion was completed on September
1,
       1996 at a cost of approximately $1,700,000. The Bank has one wholly-owned subsidiary, First Fulton County
Community
       Development Corporation, which is a Community Development Corporation formed under 12USC24/2CFR24 whose primary regulator is the Office of the Comptroller of the Currency, The Comptroller. The First Fulton County Community
Development
       Corporation was incorporated with the Commonwealth of Pennsylvania on May 30, 1995. The primary business of this community development corporation is to provide and promote community welfare through the establishment and offering of low interest rate loan programs to stimulate economic rehabilitation and development for the Borough of McConnellsburg and the entire community of Fulton County, PA.

       Competition

       The Bank's primary market area includes all of Fulton County and portions of Huntingdon, Bedford and Franklin Counties, portions of Washington County, Maryland and portions of
Morgan
       County, West Virginia. The Bank's major competitor is a one bank holding company headquartered in McConnellsburg, Pennsylvania which has 4 branches located throughout Fulton
and
       Huntingdon Counties. As of December 31, 1996, the Bank was ranked second in total deposits when compared to its major competitor. Also, in this market area the Bank competes with regionally-based commercial banks (all of which have greater assets, capital and lending limits), savings banks, savings
and
       loan associations, money market funds, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and with issuers of commercial paper and other securities.

       Although deregulation has allowed the Bank to become more competitive in the market place in regard to pricing of loan and deposit rates, there are disparities in taxing law which give some of its nonbank competitors advantages which commercial banks do not enjoy and many burdensome and costly regulations with which it must comply. These challenges are met by the bank developing and promoting its locally-owned community bank image; by offering friendly and professional customer service; and by striving to maintain competitive interest rates for both loans and deposits.

       Regulation and Supervision

       The operations of the Company are subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and to supervision by the Federal Reserve Board. The Bank Holding Company Act requires the Company to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more
       than five percent (5%) of the voting shares of substantially all of the assets of an institution, including another bank. The Bank Holding Company Act prohibits acquisition by the Company of more than five percent (5%) of the voting shares of, or interest in, all or substantially all of the assets of any bank located outside of Pennsylvania unless such acquisition is specifically authorized by the laws of the state in which such bank is located.

       The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve
System
       and to banks whose deposits are insured by the FDIC. The operations of the Bank are also subject to regulations of the Comptroller, the Federal Reserve Board and the FDIC. The primary supervisory authority of the Bank is the Comptroller, which regulates and examines the Bank. The Comptroller has authority to prevent national banks from engaging in unsafe
or
       unsound practices in conducting their businesses.

       Legislation and Regulatory Changes

       From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company and its subsidiary, the Bank. Certain changes of potential significance to the Company which have been enacted recently are discussed below.

       The Federal Reserve Board, the FDIC and the Comptroller have issued risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8.0% (of which at least 3.0% must be in the form of common stockholders' equity). Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. On the
       basis of an analysis of the rules and the projected composition of the Company's consolidated assets, it is not expected these rules will have a material effect on the Company's business and capital plans. The company presently has capital ratios exceeding all regulatory requirements.

       The Financial Institution Reform, Recovery and Enforcement
Act
       of 1989 ("FIRREA") was enacted in August 1989. This law was enacted primarily to improve the supervision of savings associations by strengthening capital, accounting and other supervisory standards. In addition, FIRREA reorganized the FDIC by creating two deposit insurance funds to be administered by the FDIC: the Savings Association Insurance Fund and the Bank Insurance Fund. Customers' deposits held by
       the Bank are insured under the Bank Insurance Fund. FIRREA also regulated real estate appraisal standards and the supervisory/enforcement powers and penalty provisions in connection with the regulation of the Bank.

       In December 1991 the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. Under FDICIA, institutions must be classified, based on their risk-based capital ratios into one of five defined categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) as outlined below:

                                  Total      Tier 1
Under a
                                Risk-      Risk-      Tier 1
Capital
                                Based      Based      Leverage
Order or
                                Ratio      Ratio      Ratio
Directive
         CAPITAL CATEGORY
         Well capitalized            >10.0%     >6.0%      >5.0%
     No
         Adequately capitalized      > 8.0%     >4.0%      >4.0%*
         Undercapitalized            < 8.0%     <4.0%      <4.0%*
         Significantly
    Undercapitalized         < 6.0%     <3.0%         <3.0%
         Critically undercapitalized                  <2.0%

       *3.0% for those banks having the highest available regulatory rating.

       Under FDICIA financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve Board Regulations. FDICIA also required the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, fees and benefits.

       Annual full-scope, on-site examinations are required for all FDIC-insured institutions except institutions with assets under $100 million which are well capitalized, well managed and not subject to a recent change in control, in which case, the examination period is every eighteen (18) months. FDICIA also required banking agencies to reintroduce loan-to-value ("LTV") ratio regulations which were previously repealed by the 1982 Act. LTV's will limit the amount of money a financial institution may lend to a borrower, when the loan is
       secured by real estate, to no more than a percentage to be set by regulation of the value of the real estate.

       A separate subtitle within FDICIA, called the "Bank
Enterprise
       Act of 1991", requires "truth-in-savings" on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products. Under this provision which became effective on June 21, 1993, the Bank is required to provide information to depositors concerning the terms and fees of their deposit accounts and to disclose the annual percentage yield on interest-bearing deposit accounts.

       Neither the Company nor the Bank anticipate compliance with environmental laws and regulations will have any material effect on their respective capital, expenditures, earnings,
or
       competitive position.

       Employees

       As of December 31, 1996, the Company and the Bank employed 52 persons on a full-time equivalent basis.

       Statistical Data

       Computation of the Company's regulatory capital requirements for the periods December 31, 1996 and December 31, 1995 on page 28 of the annual shareholders report for the year ended December 31, 1996, is incorporated herein by reference.

       Loan Portfolio

       The Bank makes loans to both individual consumers and commercial entities. The types offered include auto, personal, mortgage, home equity, school, home repair, small business, commercial, and home construction loans. Within these loans types, the Bank makes installment loans, which have set payments allowing the loan to be amortized over a fixed number of payments, demand loans, which have no fixed payment and which are payable in full on demand and are normally issued for a term of less than one year, and mortgage
       loans, which are secured with marketable real estate and have fixed payment amounts for a pre-established payment period. The Bank does not assume undue risk on any loan within the loan portfolio, and takes appropriate steps to secure all loans as necessary.

       The Bank has adopted the following loan-to-value ratios, in accordance with standards adopted by its bank supervisory agencies:

       Loan Category                        Loan-to-Value Limit
   Raw Land                                             65%
       Land Development                                     75%
       Construction:
         Commercial, Multifamily, and other
         Nonresidential 1 to 4 Family Residential           80%
       Improved Property                                    85%
       Owner-occupied 1 to 4 Family and Home Equity         90%

       The Bank is neither dependent upon nor exposed to loan concentrations to a single customer or to a single industry, the loss of any one or more of which would have a material adverse effect on the financial condition of the Bank; however, a portion of the Bank's customers' ability to honor their contracts is dependent upon the construction and land development and agribusiness economic sector. As a majority of the Bank's loan portfolio is comprised of loans to individuals and businesses in Fulton County, PA, a significant
       portion of the Bank's customers' abilities to honor their contracts is dependent upon the general economic conditions in
       South Central Pennsylvania.

       Loan Portfolio composition as of December 31, 1996, and
       December 31, 1995, on page 12 of the annual shareholders report for the year ended December 31, 1996, is incorporated herein by reference.

       Maturities of loans as of December 31, 1996, on page 12 of the annual shareholders report for the year ended December 31, 1996, is incorporated herein by reference.

       Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due. Nonaccruing loans are comprised of loans that are no longer accruing interest income because of apparent financial difficulties of the borrower. Interest on nonaccruing loans is recorded when received only after past due principal and interest are brought current. The general policy of the Bank is to classify loans as nonaccrual when they become past due in principal and interest for over 90 days and collateral is insufficient to allow continuation of interest accrual. At that time, the accrued interest on the nonaccrual loan is reversed from the current year earnings
and
       interest is not accrued until the loan has been brought current in accordance with contractual terms. Nonaccrual loan
       volume in 1996 more than doubled than that of 1995 and 1994. This increase in volume is attributable to two entities, a farming operation in Franklin County, Pennsylvania, the amount
       of which is approximately $400,000, and a personal residence in Fulton County, Pennsylvania the amount of which is approximately $187,000. The farm loan is collateralized by a first mortgage position on the farm property, a 90% Farm Service Agency (an agency of the U. S. Government) guarantee, as
       well as, all machinery, equipment and livestock, of which the value of all collateral exceeds the outstanding balance.
       The personal loan is collateralized by a residential property and 145 acres in Fulton County, Pennsylvania for which
       the value of the property exceeds the outstanding balance of the loan. Management is working with both of these customers, but anticipates the farm loan to remain delinquent for the foreseeable future. Management does anticipate the personal residence loan to be brought current within the next six months.

       Nonaccrual volume for 1997 is expected to remain rather constant and anticipated charge-offs for 1996 is expected to be approximately the same as in 1996 and in 1995, approximately $85,000 to $108,000.

       Nonaccrual, Past Due and Restructured Loans as of December
31,
       1996, December 31, 1995 and December 31, 1994, on pages 12 and
       13 of the annual shareholders report for the year ended
December
       31, 1996, are incorporated herein by reference.

       Allowance for Loan Loss Analysis

       The allowance for loan losses is maintained at a level to absorb potential future loan losses contained in the loan portfolio and is formally reviewed by Management on a quarterly basis. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management's basis for the level of the allowance and the annual provisions is its evaluation of the loan portfolio, current and projected domestic economic conditions, the historical loan loss experience, present and prospective financial condition of the borrowers, the level of nonperforming assets, best and worst case scenarios of possible loan losses and other relevant factors. While Management uses available information to make such evaluations, future adjustments of the allowance may be necessary if economic conditions differ substantially from the
       assumptions used in making the evaluation. Loans are charged against the allowance for loan losses when Management believes
       that the collectability of the principal is unlikely.

       Activity in the allowance for loan losses and a breakdown of the allowance for loan losses as of December 31, 1996, and December 31, 1995, on page 12 of the annual shareholders report for the year ended December 31, 1996, are incorporated herein by reference.

       Although loans secured by 1-4 family residential mortgages comprise approximately 53% for the entire loan portfolio, these mortgages have historically resulted in little or no loss. The allocation of the Allowance for Loan Losses for these mortgages is based upon this historical fact.

       Deposits

       Time Certificates of Deposit of $100,000 and over as of December 31, 1996, and December 31, 1995, totaled $8,581,000 and $9,530,000 respectively.

       Maturities and rate sensitivity of total interest bearing liabilities as of December 31, 1996, on page 28 of the annual shareholders report for the year ended December 31, 1996, is incorporated herein by reference.

       Returns on Equity and Assets

       Returns on equity and assets and other statistical data for 1996, 1995 and 1994 on page 17 of the annual shareholders report for the year ended December 31, 1996, is incorporated herein by reference.

Item 2.  Properties

       The physical properties where the Bank conducts its business in the Commonwealth of Pennsylvania are all owned by the Bank while the property where the Bank conducts its business in the State of Maryland is leased. The properties owned by the
       Bank are as follows:  the main office located at 101 Lincoln
Way
       West, McConnellsburg, Pennsylvania, has been attached by a two story brick and frame addition, to a building located at 111 South Second Street, McConnellsburg, Pennsylvania which houses
       the Bank's loan department on the first floor and future expansion space on the second floor; a branch office located on Route 522 South, Needmore, Pennsylvania; a property located
       at Routes 16 and 30 East, McConnellsburg, Pennsylvania which contains a drive-up automatic teller machine and a five (5) lane drive-up branch accessible from both Route 30 and Route 16; and a branch office located at 30 Mullen Street, Fort Loudon, Pennsylvania, for which the Bank received regulatory approval from the Office of the Comptroller of the Currency to
       purchase effective November 13, 1995. The branch office leased by the Bank in the state of Maryland is located in the Hancock
       Shopping Center at 343 North Pennsylvania Avenue in Hancock, Maryland next to a supermarket.

       The main office located in downtown McConnellsburg is housed in a two story brick and frame building, consisting of approximately 28,277 square feet. It has been attached (by a two story brick and frame addition which houses the data processing/operations center on the first floor and executive offices and a meeting room on the second floor) to the building located at 111 South Second Street, a brick and frame
       building situated on a one town lot which has been expanded and renovated to house the loan department on the first floor and future offices and rest rooms on the second floor. The main office contains one (1) external time and temperature sign, seven (7) internal teller stations, a customer service office area, executive offices, one (1) drive-up teller station,
       an automatic teller machine, three (3) vaults (one containing safe deposit boxes for customer use and one containing a fire proof/data-secure vault in the operations center), a night depository, a data processing center with a security controlled
       computer operations center, a loan department with a large file room, a kitchen and a 5,000 square foot basement storage area.

       The Needmore Branch Office, a brick and frame building situated on approximately five (5) acres, consists of approximately 3,000 square feet, of which 750 square feet is rented as office space. The branch office houses three (3) internal teller stations, one (1) drive-up teller station, a customer service office area, one (1) vault which contains safe deposit boxes for customer use, one (1) kitchen, and storage areas.

       The East End Express Banking Center, located on a property of approximately 68,000 square feet at Routes 16 and 30, has situated on it one (1) drive-up automatic teller machine and one (1) night depository (both housed in a brick and frame building of approximately 121 square feet), and a drive-up branch office, a brick and frame building of approximately
576
       square feet, which contains four (4) drive-up teller stations with the potential for a total of five (5) drive-up teller stations in the future.

       The Fort Loudon Branch Office, a brick and frame building situated on approximately .23 acres, consists of approximately
       620 square feet. The branch office houses three (3) internal teller stations, one (1) vault which contains safe deposit boxes for customer use, a manager's office and a basement for storage which consists of approximately 620 square feet.

       The leased office in Hancock, Maryland housing Hancock
Community
       Bank is approximately 1,400 square feet and is leased from the owner of the shopping center next to a supermarket. It contains two (2) offices, one (1) automated teller machine, two (2) drive-up teller lanes, a lobby, a safe deposit box vault for customers and three (3) teller stations.

Item 3.  Legal Proceedings

       In the opinion of Management, there are no proceedings pending to which the Company or the Bank is a party or to which their property is subject, which, if determined adversely to the Company or the Bank, would be material in relation to the Company's and the Bank's retained earnings or financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Company and the Bank. In addition, no material proceedings are known to be threatened or contemplated against the Company or the Bank by government authorities.


Item 4.  Submission of Matters to a Vote of Security Holders

       None.



PART II

Item 5.  Market for the Registrant's Common Stock and Related
       Stockholder Matters

   The Company's common stock is not traded on a national securities exchange but is traded inactively in the over-the-counter market and is only occasionally and sporadically traded through local and regional brokerage houses or through the facilities of the Bank.

       The Stock Market Analysis and Dividends for 1996 and 1995 on page 28 of the annual shareholders report for the year ended December 31, 1996, is incorporated herein by reference.

Item 6.  Selected Financial Data

       The Selected Five-Year Financial Data on page 17 of the annual shareholders report for the year ended December 31, 1996, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Management's discussion and analysis of financial condition and results of Operations on pages 22 through 28 of the annual
       shareholders report for the year ended December 31, 1996, is incorporated herein by reference.



Item 8.  Financial Statements and Supplementary Data

       The financial statements and supplementary data, some of which is required under Guide 3 (Statistical Disclosures by Bank Holding Companies) are shown on pages 4 through 21 of the annual shareholders report for the year ended December 31,
1996,
       are incorporated herein by reference.

       The Summary of Quarterly Financial Data on page 18 of the annual shareholders report for the year ended December 31, 1996 is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.


PART III

Item 10.  Directors and Officers of the Registrant

        The information contained on pages 3 through 14 of FNB Financial Corporation's Proxy Statement Dated March 21,
1997,
        with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

        The information contained on pages 9 through 13 of FNB Financial Corporation's Proxy Statement Dated March 21,
1997,
        with respect to executive compensation, transactions and contracts, is incorporated herein by reference in response to
        this item.

Item 12.  Security Ownership of certain Beneficial Owners and
          Management

        The information contained on pages 3 through 5 of FNB
        Financial Corporation's Proxy Statement Dated March 21, 1997 1996, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

        The information contained on pages 7 and 13 of FNB Financial Corporation's Proxy Statement Dated March 21, 1997, with respect to certain relationships and related transactions, is
        incorporated herein by reference in response to this item.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of
Form
         8-k.

    (a) (1) - List of Financial Statements

        The following consolidated financial statements of FNB Financial Corporation and its subsidiary, included in the annual report of the registrant to its shareholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

         Consolidated balance sheets - December 31, 1996 and 1995

         Consolidated statements of income - Years ended December
31,
         1996, 1995, and 1994

         Consolidated statements of stockholders' equity - Years ended December 31, 1996, 1995, and 1994

         Consolidated statements of cash flows - Years ended
December
         31, 1996, 1995, and 1994

         Notes to consolidated financial statements - December 31,
         1996

         (2) - List of Financial Statement Schedules

              Schedule I - Marketable Securities - Other Investments
              Schedule III - Condensed Financial Information of
                             Registrant
              Schedule VIII - Valuation and Qualifying Accounts

              All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         (3)  Listing of Exhibits

              Exhibit (3)(i) Articles of incorporation
              Exhibit (3)(ii) Bylaws
              Exhibit (4) Instruments defining the rights of
                   security holders including indentures
              Exhibit (13) Annual report to security holders
              Exhibit (22) Subsidiaries of the registrant

              All other exhibits for which provision is made in
                 the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (b)  Reports on Form 8-K filed

         None.

         (c)  Exhibits

              Exhibit (3)(i) Articles of incorporation - Exhibit 3A of Form SB-2 Registration Statement No. 33-66014 are incorporated herein by reference.

              Exhibit (3)(ii) Bylaws - Exhibit 3B of Form SB-2
              Registration Statement No. 33-66014 are incorporated herein by reference.

              Exhibit (4) Instruments defining the rights of security holders including debentures - Document #1 of Form 10-K for FNB Financial Corporation for fiscal year
              ended December 31, 1995 is incorporated herein by reference.

              Exhibit (13) Annual report to security holders - incorporated herein by reference.

              Exhibit (22) Subsidiaries of the registrant - As of this report, The First National Bank of McConnellsburg is the only subsidiary of the Registrant and is explained further within the Business Section (Item 1) of this report.
              The First National Bank of McConnellsburg has one subsidiary as of the date of this report, First Fulton County Community Development Corporation and is explained further within the Business Section (Item 1) of this report.

         (d)  Financial Statement Schedules


              Schedule I - Marketable Securities - Other Investments Schedules of Marketable Securities included on pages
10
              and 11 of the annual report of the registrant to its shareholders for the year ended December 31, 1996 are incorporated herein by reference.

              Schedule III - Condensed Financial Information of
                             Registrant
              Condensed Financial Information of the Registrant included on page 14 and 15 of the annual report of the registrant to its shareholders for the year ended December 31, 1996, is incorporated herein by reference.

              Schedule VIII - Valuation and Qualifying Accounts
              The schedule of the Allowance for Loan losses included on page 12 of the annual report of the registrant to its shareholders for the year ended December 31, 1996, is incorporated herein by reference.



























Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FNB FINANCIAL CORPORATION
                                         (Registrant)


                                John C. Duffey         Date
                                Director and Vice President
                                of the Corporation
                                President & CEO of the Bank
                                (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



H. Lyle Duffey          Date          Henry W. Daniels       Date
Director, Chairman                    Director, Vice Chairman



John C. Duffey          Date          Harry D. Johnston, D. O. Date
Director, President                   Director, Vice President



George S. Grissinger    Date          Patricia A. Carbaugh   Date
Director, Secretary                   Director



Harvey J. Culler        Date          Paul C. Mellott, Sr.   Date
Director                              Director



Paul T. Ott             Date          D. A. Washabaugh, III  Date
Director                              Director



Daniel E. Waltz         Date
Director, Treasurer
(Principal Financial and
Accounting Officer)


                                                        EXHIBIT 13


C O N T E N T S


         Page

INDEPENDENT AUDITOR'S REPORT 1

CONSOLIDATED FINANCIAL STATEMENTS

    Balance sheets 2
    Statements of income     3
    Statements of changes in stockholders' equity     4
    Statements of cash flows 5 and 6
    Notes to consolidated financial statements   7 - 22

ACCOMPANYING FINANCIAL INFORMATION

    Selected five year financial data  23
    Summary of quarterly financial data     24
    Distribution of assets, liabilities and
     stockholders' equity, interest
     rates, and interest differential  25
    Changes in net interest income     26
    Maturities of debt securities 27
    Management's discussion and analysis of consolidated
      financial condition and results of operations   28 - 37
    Stock market analysis and dividends     37








-16-


INDEPENDENT AUDITOR'S REPORT

Board of Directors
FNB Financial Corporation
McConnellsburg, Pennsylvania

    We have audited the accompanying consolidated balance sheets of FNB Financial Corporation and its wholly-owned subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Financial
Corporation and its wholly-owned subsidiary as of December 31, 1996 and 1995 and the results of their operations and cash flows for each of the three years ended
December 31, 1996 in conformity with generally accepted accounting principles.


Chambersburg, Pennsylvania
January 17, 1997
-17-


FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995
           ASSETS

                                                   1996          1995
Cash and due from banks $  2,473,315   $  2,633,762
Interest-bearing deposits with banks   327,276   418,473
Marketable debt securities:
    Available for sale  28,755,272     26,234,019
    Held to maturity (fair value
     $ 4,567,903 - 1996; $ 5,402,945 -
     1995)    4,559,739 5,401,263
Marketable equity securities, available for sale 115,640   101,880
Federal Reserve, Atlantic Central Banker's
  Bank and Federal Home Loan Bank stock     383,700   370,000
Federal funds sold 1,239,000 477,000
Loans, net of unearned discount and
 allowance for loan losses   56,259,929     52,793,865
Bank building, equipment, furniture and
 fixtures, net     3,107,960 2,086,560
Accrued interest and dividends receivable   675,180   647,921
Deferred income taxes   6,548     0
Other real estate owned 318,992   395,752
Other assets       421,521        360,647
         Total assets   $ 98,644,072   $ 91,921,142
    LIABILITIES
Deposits:
    Demand deposits     $  9,249,700   $  7,778,115
    Savings deposits    26,674,628     23,955,468
    Time certificates   50,957,962     48,942,142
    Other time deposits     251,678         240,562
         Total deposits 87,133,968     80,916,287
Accrued dividends payable    100,000   92,000
Deferred income taxes   0    19,490
Accrued interest payable and other
 liabilities       708,072        764,904
         Total liabilities     87,942,040     81,792,681
    STOCKHOLDERS' EQUITY
Capital stock, common, par value $ .63;
 6,000,000 shares authorized; 400,000
 shares issued and outstanding    252,000   252,000
Additional paid-in capital   1,789,833 1,789,833
Retained earnings  8,628,183 7,978,998
Unrealized holding gains, net of applicable
 deferred income taxes of $ 16,493 -
 1996; $ 55,446 - 1995        32,016        107,630
         Total stockholders' equity      10,702,032     10,128,461
         Total liabilities and
          stockholders' equity    $ 98,644,072   $ 91,921,142

The Notes to Consolidated Financial Statements are an integral part of these statements.
-18-


FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1996, 1995 and 1994

                                         1996        1995          1994
Interest and Dividend Income
    Interest and fees on loans    $ 4,849,673    $ 4,631,807    $ 4,007,850
    Interest on investment securities:
         U. S. Treasury securities     51,045    55,422    80,210
         Obligations of other U. S.
           Government agencies    1,389,073 960,267   917,226
         Obligations of States and
           political subdivisions 464,979   417,352   335,051
    Interest on deposits with banks    28,721    38,859    63,038
    Dividends on equity securities     25,829    25,321    19,979
    Interest on federal funds sold         155,196        133,383        107,061
                   6,964,516 6,262,411 5,530,415
Interest Expense
    Interest on deposits       3,694,486      3,247,389      2,783,792
              Net interest income 3,270,030 3,015,022 2,746,623
Provision for Loan Losses         95,500         74,704          2,500
         Net interest income after provision
           for loan losses     3,174,530      2,940,318      2,744,123

Other Income
    Service charges on deposit accounts     62,117    66,568    62,595
    Other service charges, collection and
     exchange charges, commissions and fees 176,145   176,127   144,804
    Other income   36,334    32,039    22,880
    Securities gains (losses)     (      3,843)  (      5,210)  (
52,778)                     270,753
       269,524        177,501
Other Expenses
    Salaries and wages  967,102   818,155   691,748
    Pensions and other employee benefits    244,302   202,829   194,393
    Net occupancy expense of bank premises  150,742   115,804   101,960
    Furniture and equipment expenses   162,065   158,050   141,347
    FDIC assessment     2,000     84,969    163,223
    Other operating expenses     743,868        574,490       610,879
                     2,270,079      1,954,297     1,903,550
         Income before income taxes    1,175,204 1,255,545 1,018,074
    Applicable income taxes      218,019        253,781       165,976
         Net income     $   957,185    $ 1,001,764    $  852,098

Earnings per share of common stock:
         Net income     $      2.39    $      2.51    $     2.13

         Weighted average shares outstanding     400,000   400,000   400,000

The Notes to Consolidated Financial Statements are an integral part of these statements.
-19-


FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 1996, 1995 and 1994

                                   Additional                 Unrealized
                         Common      Paid-In    Retained        Holding
                         Stock       Capital    Earnings         Gains
(Losses)

Balance, December 31,
 1993    $ 252,000 $ 1,789,833    $ 6,689,136    $          0
    Net income     0    0    852,098   0
    Cash dividends declared on
     common stock ($ .64
     per share)    0    0    (    256,000)  0
    Unrealized loss on
     securities available
     for sale, net of
     applicable income
     taxes           0            0             0     (  397,534)

Balance, December 31,
 1994    252,000   1,789,833 7,285,234 (  397,534)
    Net income     0    0    1,001,764 0
    Cash dividends declared on
     common stock ($ .77
     per share)    0    0    (     308,000) 0
    Unrealized gain on
     securities available
     for sale, net of
     applicable income
     taxes           0            0             0       505,164

Balance, December 31,
 1995     252,000   1,789,833      7,978,998      107,630
    Net income     0    0    957,185   0
    Cash dividends declared on
     common stock ($ .77
     per share)    0    0    (      308,000)     0
    Unrealized loss on
     securities available
     for sale, net of
     applicable income
     taxes            0           0              0    (   75,614)

Balance, December 31,
 1996    $ 252,000 $ 1,789,833    $ 8,628,183    $  32,016

The Notes to Consolidated Financial Statements are an integral part of these statements.
-20-


FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995 and 1994

                                     1996            1995          1994
Cash flows from operating activities:
    Net income     $     957,185  $  1,001,764   $   852,098
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization 203,443   135,068   129,604
         Provision for loan losses     95,500    74,704    2,500
         Deferred income taxes    12,915    (       19,456)     1,100
         (Gain) loss on sales/maturities
          of investments     3,843     5,210     52,778
         (Gain) on sale of equipment   (         700) 0    0
         (Increase) decrease in accrued interest
           receivable   (      27,259) (     161,765) 28,085
         Increase (decrease) in accrued
          interest payable and
          other liabilities  (      56,832) 166,901   (     34,319)
         Other, net     (     114,019)       87,562   (     77,900)
Net cash provided by operating
 activities      1,074,076      1,289,988       953,946
Cash flows from investing activities:
    Net decrease in interest bearing
     deposits with banks     91,197    202,456   491,928
    Maturities of held-to-maturity
     securities    941,524   1,781,829 123,977
    Purchases of held-to-maturity
     securities    (     100,000) (  6,710,015)  ( 1,590,343)
    Sales of available-for-sale
     securities    0    196,469   1,975,782
    Maturities of available-for-sale
     securities    7,755,603 3,491,234 4,126,042
    Purchases of available-for-sale
     securities    (  10,409,030) (  6,205,680)  ( 1,634,565)
    Proceeds from sales of other
     real estate owned  102,500   26,765    61,555
    Net (increase) in loans  (   3,587,304) (  3,875,215)  ( 4,124,011)
    Purchase of other bank stock  (      13,700) (     30,500)  (    21,100)
    Purchases of bank premises and
     equipment, net     (   1,171,694) (    899,649)  (   332,833)
    Proceeds from sale of
     equipment             700        13,729            200
Net cash (used) by investing
 activities   (   6,390,204) ( 12,008,577)  (   923,368)
Cash flows from financing activities:
    Net increase (decrease) in
     deposits  6,217,681     9,504,272 ( 1,995,805)
    Cash dividends paid (     300,000) (    304,000)  (   168,000)
Net cash provided (used) by
 financing activities      5,917,681    9,200,272     ( 2,163,805)

The Notes to Consolidated Financial Statements are an integral part of these statements.
-21-


FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 1996, 1995 and 1994


                                      1996         1995           1994

Net increase (decrease) in cash and
 cash equivalents  $    601,553   ($ 1,518,317)  ($ 2,133,227)
Cash and cash equivalents,
 beginning balance   3,110,762      4,629,079      6,762,306
Cash and cash equivalents, ending
 balance $ 3,712,315    $ 3,110,762    $ 4,629,079


Supplemental disclosure of cash flows information:
    Cash paid during the year for:
         Interest (net of capitalized
          interest of $ 43,905 - 1996) $ 3,509,832    $ 3,103,611    $ 2,914,867
         Income taxes   343,488   152,760   348,068

Supplemental schedule of noncash investing and
  financing activities:
    Unrealized gain (loss) on securities
      available-for-sale     ($    114,567) $    765,400   ($    602,322)
    Deferred income tax effect of
     unrealized gain (loss) on
     securities available for sale     38,953    (     260,236) 204,788
    Other real estate acquired in
     settlement of loans     76,390    139,524   32,500
    Accrued dividends payable     100,000   92,000    88,000
    Transfer of securities from
     held-to-maturity to available
     for sale 0    5,072,833 0
    Property, equipment and other
     assets acquired with assumption
     of deposit liabilities in
     connection with branch acquisition     0    312,974   0
    Loan advanced for sale of other
     real estate owned  50,000    0    0







The Notes to Consolidated Financial Statements are an integral part of these statements.

-22-


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Nature of Operations

FNB Financial Corporation's primary activity consists of owning and supervising its subsidiary, The First National Bank of McConnellsburg, which is engaged in providing banking and bank related services in South Central Pennsylvania, and Northwestern Maryland. Its four offices are located in McConnellsburg (2), Fort Loudon and Needmore,
Pennsylvania, and Hancock, Maryland.

Principles of Consolidation

The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiary, The First National Bank of
McConnellsburg. All significant intercompany transactions and accounts have been eliminated.

During 1995 First Fulton County Community
Development Corporation (FFCCDC) was formed as a wholly-owned subsidiary of The First National Bank of McConnellsburg. The purpose of FFCCDC is to serve the needs of low-to-moderate income individuals and small business in Fulton County under the Community Development and Regulatory
Improvement Act of 1994. FFCCDC has not had any development activity and to date has been an inactive corporation.

Basis of Accounting

The Corporation uses the accrual basis of accounting.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
-23-


Note 1.  Significant Accounting Policies (Continued)

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowances for losses on loans and foreclosed real estate.
Such agencies may require the corporation to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

Cash Flows

For purposes of the statements of cash flows, the Corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "Cash and Due From Banks" and "Federal
Funds Sold".  As permitted by Statement of
Financial Accounting Standards No. 104, the
Corporation has elected to present the net increase or decrease in deposits in banks, loans and time deposits in the Statements of Cash Flows.

Investment Securities

In accordance with Statement of Financial
Accounting Standards Number 115 (SFAS 115) the
Corporation's investments in securities are classified in three categories and accounted for as follows:

-24-


Note 1.  Significant Accounting Policies (Continued)

d Trading Securities. Securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income.

d Securities to be Held to Maturity. Bonds and notes for which the Corporation has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

d Securities Available for Sale. Securities available for sale consist of bonds and notes not classified as trading securities nor as securities to be held to maturity. These are securities that management intends to use as a part of its asset and liability management strategy and may be sold in response to changes in interest rates, resultant prepayment risk and other related factors.

Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders' equity until realized.

Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

Fair values for investment securities are based on quoted market prices.

The Corporation had no trading securities in 1996 or 1995.

Federal Reserve Bank, Atlantic Central Banker's
 Bank, and Federal Home Loan Bank Stock

These investments are carried at cost.  The
Corporation is required to maintain minimum investment balances in these stocks, which are not actively traded and therefore have no readily determinable market value.
-25-


Note 1.  Significant Accounting Policies (Continued)

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of carrying value or fair value of the underlying collateral. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Legal fees and other costs related to foreclosure proceedings are expensed as they are incurred.

Loans and Allowance for Possible Loan Losses

Loans are stated at the amount of unpaid principal, reduced by unearned discount, deferred loan origination fees, and an allowance for loan losses.
Unearned discount on installment loans is recognized as income over the terms of the loans by the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

In accordance with SFAS No. 91, loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan's yield. The
Corporation is amortizing these amounts over the contractual life of the related loans.

Nonaccrual Loans

The accrual of interest income on loans ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income unless fully collateralized. Subsequent payments received either are applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal.

Bank Building, Equipment, Furniture and Fixtures and Depreciation

Bank building, equipment, furniture and fixtures are carried at cost less accumulated depreciation.
Expenditures for replacements are capitalized and the replaced items are retired. Maintenance and repairs are charged to operations as incurred.
Depreciation is computed based on straight-line and accelerated methods over the estimated useful lives of the related assets as follows:
                                          Years

         Bank building  10-40
         Equipment, furniture and fixtures  3-20
         Land improvements   10-20
         Leasehold improvements   15-20

Computer software is amortized over 3 to 5 years.

Earnings Per Share

Earnings per common share were computed based upon weighted average shares of common stock outstanding of 400,000 for 1996, 1995 and 1994.

Federal Income Taxes

As a result of certain timing differences between financial statement and federal income tax reporting, deferred income taxes are provided in the financial statements. See Note 8 for further details.

Advertising

The corporation follows the policy of charging costs of advertising to expense as incurred.
Advertising expense was $ 64,979, $ 41,439 and
$ 51,916 for 1996, 1995 and 1994, respectively.

Fair Values of Financial Instruments

Statement of Financial Accounting Standards No.
107, Disclosures About Fair Value of Financial
Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.
Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

d Cash and Cash Equivalents. The carrying amounts of cash and short-term instruments approximate their fair value.

d   Securities to be Held to Maturity and Securities
    Available for Sale. Fair values for investment securities are based on quoted market prices.

d Loans Receivable. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

d Deposit Liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate certificates of deposit, and fixed-term money market accounts approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposits and IRA's are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

d Accrued Interest. The carrying amounts of accrued interest approximate their fair values.

d Off-Balance-Sheet Instruments. The Bank generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

Note 2.  Marketable Debt Securities

The amortized cost and fair values of debt securities available for sale at December 31 were:

                             Gross     Gross
                Amortized  Unrealized Unrealized   Fair
                  Cost       Gains    Losses       Value
                                  1996
U. S. Treasury
 securities   $     750,075  $   2,741 ($     238)    $   752,578
Obligations of
 other U.S.
 Government
 agencies     15,742,003     21,973    (  137,018)    15,626,958
Obligations of
 states and
 political
 subdivisions 6,536,452 64,533    (   19,652)    6,581,333
Mortgage-backed
 securities   1,780,747 25,699    (    3,712)    1,802,734
SBA Loan Pool
 certificates    3,928,606      65,559 (    2,496)       3,991,669
   Totals     $ 28,737,883   $ 180,505 ($ 163,116)    $ 28,755,272

                                 1995

U. S. Treasury
 securities   $  1,002,107   $   10,233     $       0 $  1,012,340
Obligations of
 other U.S.
 Government
 agencies     11,365,947     39,425    (    38,811)   11,366,561
Obligations of
 states and
 political
 subdivisions 6,868,556 77,190    (    44,065)   6,901,681
Mortgage-backed
 securities   2,123,773 18,736    (     6,678)   2,135,831
SBA Loan Pool
 certificates    4,727,918      92,838 (     3,150)    4,817,606
   Totals     $ 26,088,301   $ 238,422 ($   92,704)   $26,234,019

    The amortized cost and fair values of debt securities held to maturity at December 31 were:

                               Gross      Gross
                 Amortized   Unrealized Unrealized  Fair
                    Cost       Gains      Losses    Value
                                   1996
SBA loan pool
 certificates $ 1,629,107    $   2,049 ($  10,108)    $ 1,621,048
Obligations of
 states and
 political
 subdivisions   2,930,632      17,647  (    1,424)      2,946,855
    Totals    $ 4,559,739    $ 19,696  ($  11,532)    $ 4,567,903

                                    1995

SBA loan pool
 certificates $ 1,719,034    $   3,385 ($  10,173)    $ 1,712,246
Obligations of
 states and
 political
 subdivisions   3,682,229      20,433  (    11,963)    3,690,699
    Totals    $ 5,401,263    $ 23,818  ($  22,136)    $ 5,402,945

During 1995 the Financial Accounting Standards
Board (FASB) issued Supplemental Guidance regarding the implementation of SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities.
In connection with this supplemental guidance the FASB provided a one-time opportunity for institutions to redesignate their security classifications without "tainting" any of their investment pools.

After extensive review of the Corporation's security portfolio on December 27, 1995 management moved $ 5,072,833 of securities classified as held-to-maturity to the available for sale classification and accordingly carries these securities at their market value. No securities were moved from the available for sale classification to the held-to-maturity classification and no securities were classified as trading. The justifications for this movement were based upon the following considerations:

1) Regulatory rulings which have stated the available for sale mark-to-market adjustment will not impact regulatory risk-based capital positions;

    2) The strong liquidity position of the Corporation based upon its security maturity ladder;
    mortgage-backed securities, SBA GLPCs and loan principal paydowns; availability of a line of credit from the Federal Home Loan Bank; and availability of the Federal Reserve Discount
    Window;

    3) The holding of and investment in certain adjustable rate securities for interest rate management purposes;

    4) The need to have certain fixed rate securities, both taxable and tax-free, available for future sale and tax swap opportunities.

The amortized cost and fair values of debt securities available for sale and held to maturity at December 31, 1996 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

              Securities Available     Securities Held
            - - - for Sale - - - -  - - -to Maturity- - -
             Amortized      Fair     Amortized     Fair
                Cost        Value       Cost       Value
Due in one year
 or less $  1,402,493   $  1,402,787   $ 1,345,072    $ 1,347,927
Due after one
 year but less
 than five
 years        10,641,510     10,586,009     1,585,560 1,598,928
Due after five
 years but less
 than ten
 years        9,919,606 9,913,060 0    0
Due after ten
 years            1,064,921    1,059,013             0               0
         23,028,530     22,960,869     2,930,632 2,946,855
-32-


Note 2.  Marketable Debt Securities (Continued)

             Securities Available     Securities Held
            - - - for Sale - - - -  - - -to Maturity- - -
             Amortized      Fair     Amortized     Fair
                Cost        Value       Cost       Value
Mortgage-
 backed sec-
 urities 1,780,747 1,802,734 0    0
SBA loan pool
 certif-
 icates          3,928,606      3,991,669     1,629,107      1,621,048
   Totals     $ 28,737,883   $ 28,755,272   $ 4,559,739    $ 4,567,903

There were no sales of investment securities in 1996.

Proceeds from sales of debt securities available for sale during 1995 and 1994 were $ 196,469 and $ 1,975,782, respectively. Gross losses on these sales were $ 3,364 for 1995. Gross gains and losses on 1994 sales were $ 5,051 and $ 57,829, respectively.

There were no sales of held-to-maturity securities in 1995 or 1994.

Marketable debt securities carried at $ 8,821,866 and $ 9,051,032 at December 31, 1996 and 1995,
respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

Note 3.  Marketable Equity Securities

Marketable equity securities available for sale represents an investment in local bank stocks.

The amortized cost and fair values of equity securities available for sale at December 31 were:

                    Gross         Gross
                  Unrealized    Unrealized   Fair
         Cost       Gains         Losses     Value
1996     $ 84,520  $ 31,120  ($    0)  $ 115,640

1995     $ 84,520  $ 17,360  ($    0)  $ 101,880

Note 3.  Marketable Equity Securities (Continued)

There were no sales of marketable equity securities available for sale during 1996, 1995 or 1994.

Note 4.  Loans

Loans consist of the following at December 31:

                                        1996        1995
                                         (000 omitted)
Real estate loans:
    Construction and land development  $     799 $     925
    Secured by farmland 3,978     2,663
    Secured by 1-4 family residential
     properties         30,885    29,848
    Secured by multi-family residential
     properties         271  380
    Secured by nonfarmland nonresidential
     properties         3,149     2,993
    Loans to farmers (except loans secured
      primarily by real estate)   1,919     1,130
    Commercial, industrial and state and
     political subdivision loans  6,647     7,451
    Loans to individuals for household,
     family, or other personal expenditures 9,476     8,374
    All other loans          923       694
         Total loans    58,047    54,458
    Less:  Unearned discount on loans  1,382     1,259
         Allowance for loan losses          405       405
         Net Loans $ 56,260  $ 52,794

The following table shows maturities and sensitivities of loans to changes in interest rates based upon contractual maturities and terms as of December 31, 1996.

                            Due Over 1
                Due Within  But Within  Due Over Nonaccruing
(000 omitted)     1 Year      5 Years   5 Years    Loans
Total

Loans at pre-
 determined
 interest rates    $    999  $ 8,278   $ 16,013  $ 465     $ 25,755
Loans at floating
 or adjustable
 interest rates      6,042     1,173     24,567    510       32,292
    Total (1)      $ 7,041   $ 9,451   $ 40,580  $ 975     $ 58,047

Note 4.  Loans (Continued)

    (1) These amounts have not been reduced by the allowance for possible loan losses or unearned discount.

The Bank has granted loans to the officers and directors of the corporation and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $ 1,366,934 and $ 837,304 at December 31, 1996 and 1995, respectively. During
1996, $ 1,174,938 of new loans were made and repayments totaled $ 645,308. During 1995,
$ 568,871 of new loans were made and repayments totaled $ 859,065.

Outstanding loans to Bank employees totaled
$ 776,743 and $ 676,391 for years ended
December 31, 1996 and 1995, respectively.

Note 5.  Allowance for Loan Losses

    Activity in the allowance for loan losses is summarized as follows:

                                   1996      1995      1994
                                       (000 omitted)
Allowance for loan losses,
 beginning of the year  $ 405     $ 405     $ 345

Loans charged-off during the year:
    Real estate mortgages    51   33   5
    Installment loans   49   64   48
    Commercial and all other loans         8         9         3
         Total charge-offs   108  106  56


Note 5.  Allowance for Loan Losses (Continued)
                                    1996      1995      1994
                                       (000 omitted)
Recoveries of loans previously
 charged-off:
    Real estate mortgages    $   0     $   1     $   0
    Installment loans   12   25   41
    Commercial and all other loans         1         5        73
         Total recoveries    13   31   114
    Net loans charged-off
     (recovered)        95   75   (   58)
    Provision for loan losses
     charged to operations      95        75         2
    Allowance for loan losses,
     end of the year    $ 405     $ 405     $ 405

    A breakdown of the allowance for loan losses as of December 31 is as follows:

                  - - - - -1996- - - - -  - - - - - 1995 - - - -
-
                             Percent of               Percent of
                  Allowance   Loans in     Allowance   Loans in
  (000 omitted)     Amount  Each Category    Amount  Each
Category
Commercial,
 industrial &
 agriculture
 loans                  $   53    27.24%    $  42     26.47%
1-4 family
 residential
 mortgages    123  47.56%    124  48.67%
Consumer &
 installment
 loans                  179  14.59%    175  13.65%
Off balance sheet
 commitments       40   10.61%    51   11.21%
Unsegregated          10        N/A            13       N/A
    Total          $ 405     100.0%    $ 405     100.00%

Impairment of loans having a recorded investment of $ 152,312 at December 31, 1995 was recognized in conformity with SFAS No. 114 as amended by SFAS No.
118. The average recorded investment in impaired loans during 1995 was $ 161,000. The total allowance for loan losses related to this loan was less than $ 1,000 at December 31, 1995 due to the fact that management feels the loan is adequately collateralized. Interest income on impaired loans of $ 10,924 was recognized for cash payments received in 1995. The underlying collateral for this loan was sold and the loan paid off in 1996.
There were no impaired loans in 1996 or 1994.
-36-


Note 6.  Nonaccrual, Past Due and Restructured Loans

    The following table shows the principal balances of nonaccrual loans as of December 31:

                             1996        1995       1994

Nonaccrual loans   $ 974,480 $ 471,519 $ 408,063
Interest income that would
 have been accrued at
 original contract rates     $   88,928     $   46,550     $   36,075
Amount recognized as
 interest income       60,073         25,917         26,558
    Foregone revenue    $   28,855     $   20,633     $    9,517

    Loans 90 days or more past due (still accruing interest) were as follows at December 31:

            (000 omitted)        1996      1995       1994

    Real estate mortgages    $   0     $   0     $   0
    Installment loans   32   23   56
    Demand and time loans        1         7       11
              Total     $ 33 $ 30 $ 67

The Bank had two loans classified as restructured troubled loans. These loans were restructured in accordance with agreements with bankruptcy courts regarding the terms of repayments and interest rates. One loan was restructured during the second quarter of 1991 and had a high balance when restructured of approximately $ 225,000 and had a balance at December 31, 1995 of $ 152,312. This loan is secured with a first mortgage position on real estate and had performed in accordance with its restructured terms until the third quarter of 1995 at which time it became three months past due.
This loan was paid off in 1996. The other loan was restructured in the second quarter of 1992. This loan had a high balance of approximately $ 41,000 when restructured and had a balance of $ 5,382 at December 31, 1996. This loan is secured with a first mortgage position on real estate and has performed in accordance with restructured terms since the date of restructure.



Note 6.  Nonaccrual, Past Due and Restructured Loans
          (Continued)

The following table presents the principal balances of restructured loans as of December 31:

                                1996      1995      1994

Restructured loans $ 5,382   $ 168,840 $ 201,740

Interest income that would have
 been accrued at original
 contract rates    $ 1,189   $  18,320 $  22,626
Amount recognized as interest
 income                   1,132      13,139    21,127
    Foregone revenue    $    57   $   5,181 $   1,499

Note 7.  Bank Building, Equipment, Furniture and Fixtures

    Bank building, equipment, furniture and fixtures consisted of the following at December 31:

                                   Accumulated   Depreciated
  Description          Cost        Depreciation     Cost

                                   1996
Bank building (including
 land $ 211,635)   $ 2,841,202    $    653,298   $ 2,187,904
Equipment, furniture
 and fixtures      1,777,010 1,031,716 745,294
Land improvements  229,947   100,909   129,038
Leasehold improve-
 ments                       46,132            408         45,724
                   $ 4,894,291    $ 1,786,331    $ 3,107,960

                                  1995
Bank building (including
 land $ 211,635)   $ 1,504,871    $    601,612   $   903,259
Equipment, furniture
 and fixtures      1,190,766 945,426   245,340
Land improvements  182,714   90,398    92,316
Construction in
 progress                   845,645              0        845,645
                   $ 3,723,996    $ 1,637,436    $ 2,086,560

Depreciation and amortization expense amounted to $ 150,294 in 1996, $ 126,258 in 1995 and $ 129,604
in 1994.
-38-


Note 8.  Income Taxes

    The components of federal income tax expense are summarized as follows:

                                1996      1995       1994

Current year provision  $ 205,104 $ 273,237 $ 167,076
Deferred income taxes resulting from:
    Differences between financial
     statement and tax
     depreciation charges    13,123    76   (    1,912)
    Differences between financial
   statement and tax loan loss
   provision       (      208)    (  19,532)           812
       Applicable income tax $ 218,019 $ 253,781 $ 165,976

    Federal income taxes were computed after adjusting pretax accounting income for nontaxable income in the amount of $ 633,813, $ 590,029 and $ 454,128 for 1996, 1995 and 1994, respectively.

    A reconciliation of the effective applicable income tax rate to the federal statutory rate is as follows:

                                         1996    1995   1994

Federal income tax rate 34.0%     34.0%     34.0%
Reduction resulting from:
   Nontaxable interest income and deferred
    taxes               15.5 13.8 17.7
    Effective income tax rate     18.5%     20.2%     16.3%

    Deferred income taxes at December 31 are as follows:

                                         1996       1995

         Deferred tax assets $ 76,398  $ 76,190
         Deferred tax liabilities (  69,850)     (   95,680)
                   $  6,548  ($ 19,490)

    The tax effects of each type of significant item
    that gives rise to deferred taxes are:
                                     1996        1995
Net unrealized (gains) losses on
 securities available for sale    ($ 16,493)     ($ 55,446)
Depreciation expense    (  53,357)     (  40,234)
Allowance for loan losses      76,398    76,190
                   $  6,548  ($ 19,490)

Note 8.  Income Taxes (Continued)

    The corporation has not recorded a valuation allowance for the deferred tax assets as they feel that it is more likely than not that they will be ultimately realized.

Note 9.  Employee Benefit Plan

The Bank has a 401-K plan which covers all employees who have attained the age of 20 and who have completed six months of full-time service.
The plan provides for the Bank to match employee contributions to a maximum of 5% of annual compensation. The Bank also has the option to make additional discretionary contributions to the plan based upon the Bank's performance and subject to approval by the Board of Directors. The Bank's total expense for this plan was $ 65,644, $ 49,800, and $ 41,475 for the years ended December 31, 1996, 1995 and 1994, respectively.

Note 10. Deposits

Included in savings deposits are NOW and Super NOW account balances totaling $ 5,206,615 and $ 5,849,253 at December 31, 1996 and 1995,
respectively. Also included in savings deposits at December 31, 1996 and 1995 are Money Market account balances totaling $ 7,479,502 and $ 4,176,121, respectively.

Time certificates of $ 100,000 and over as of December 31 were as follows:

                                         1996     1995
                                         (000 omitted)

    Three months or less     $   691   $ 1,008
    Three months to six months    214  2,439
    Six months to twelve months   313  2,051
    Over twelve months    7,363      4,032
              Total     $ 8,581   $ 9,530

    Interest expense on time deposits of $ 100,000 and over aggregated $ 601,843, $ 518,586 and $ 369,247 for 1996, 1995 and 1994, respectively.

Note 10.      Deposits (Continued)

    At December 31, 1996 the scheduled maturities of certificates of deposit are as follows:

              1997 $ 17,144,503
         1998 15,424,600
              1999 7,142,512
              2000 5,554,104
              2001 5,644,243
              Thereafter             48,000
                   $ 50,957,962

The Bank accepts deposits of the officers, directors and employees of the corporation and its subsidiary on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons.
The aggregate dollar amount of deposits of officers, directors and employees totaled
$ 4,284,064 and $ 4,000,558 at December 31, 1996
and 1995, respectively.

Note 11. Financial Instruments With Off-Balance-Sheet Risk

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Note 11. Financial Instruments With Off-Balance-Sheet Risk
        (Continued)

                                            Contract or
                                          Notional Amount
                                           (000 omitted)
                                           1996      1995
Financial instruments whose contract amounts
 represent credit risk at December 31:
   Commitments to extend credit   $ 5,368   $ 5,317
   Commercial and standby letters of
    credit           1,521     1,559
                   $ 6,889   $ 6,876

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
The Bank evaluates each customer's
creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer.
Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments when deemed necessary by management.

Note 12. Concentration of Credit Risk

The Board grants agribusiness, commercial and residential loans to customers located in South
Central Pennsylvania and Northwestern Maryland.
Although the Bank has a diversified loan
-42-


Note 12. Concentration of Credit Risk (Continued)

portfolio, a portion of its customers' ability to honor their contracts is dependent upon the construction and land development and agribusiness economic sectors.

The Bank evaluates each customer's
creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon the extension of credit is based on management's credit evaluation of the customer.
Collateral held varies but generally includes equipment and real estate.

Note 13. FNB Financial Corporation (Parent Company Only)
           Financial Information

The following are the condensed balance sheets, income statements and statements of cash flows for the parent company.
Balance Sheets
December 31

            Assets                  1996          1995
Cash                              $     138,380  $     457,673
Marketable equity securities
 available for sale     115,640   101,880
Investment in the First National Bank
 of McConnellsburg 10,556,551     9,664,312
Other assets                        3,114          2,500
    Total assets   $ 10,813,685   $ 10,226,365

Liabilities and Stockholders' Equity
Dividends payable       $     100,000  $     92,000
Other liabilities              11,653         5,904
                             111,653   97,904
Common stock, par value $ .63;
 6,000,000 shares authorized;
 400,000 shares issued
 and outstanding             252,000   252,000
Additional paid-in capital   1,789,833 1,789,833
Retained earnings       8,628,183 7,978,998
Unrealized gain on securities available
 for sale, net of tax effects           32,016        107,630
    Total liabilities and
     stockholders' equity    $ 10,813,685   $ 10,226,365

Note 13. FNB Financial Corporation (Parent Company Only)
           Financial Information (Continued)

Statements of Income
Years Ended December 31

                               1996      1995         1994
Cash dividends from
 wholly-owned subsidiary     $       0 $         0    $      0
Dividend income - Marketable
 equity securities      2,868     2,508     960
Equity in undistributed income of
 subsidiary                    976,934    1,014,118    867,590
                             979,802   1,016,626 868,550
Less:  holding company
     expenses              22,617      14,862      16,452
         Net income     $ 957,185 $ 1,001,764    $ 852,098

Statements of Cash Flows
Years Ended December 31


         1996                  1995              1994
Cash flows from operating activities:
    Net income               $ 957,185 $ 1,001,764    $ 852,098
    Adjustments to reconcile net
     income to cash provided by
     operating activities:
         Equity in undistributed income
       of subsidiary         (   976,934)   ( 1,014,117)   (  67,590)
            (Increase) decrease
             in other assets (       614)   519  (     518)
            Increase (decrease) in:
              Other liabilities        1,070     (     5,470)      5,301
Net cash (used) by
 operating activities   (    19,293)   (     17,304)  (  10,709)

Cash flows from investing activities:
    Purchase of marketable equity securities
   available for sale           0 (    25,000)   (  59,520)

Cash flows from financing activities:
    Cash dividends paid (  300,000)    (   304,000)   ( 168,000)

Net increase (decrease)
 in cash                (  319,293)    (   346,304)   ( 238,229)
Cash, beginning balance   457,673    803,977     1,042,206
Cash, ending balance    $ 138,380 $  457,673     $ 803,977

Note 13. FNB Financial Corporation (Parent Company Only)
           Financial Information (Continued)


Dividends paid by FNB Financial Corporation are generally provided from the dividends it receives from the Bank. The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends that the Bank could declare without the approval of the Comptroller of the Currency amounted to approximately $ 2,904,720 and $ 2,751,249 and at December 31, 1996 and 1995,
respectively.

FNB Financial Corporation's balance of retained earnings at December 31, 1996 is $ 8,628,183 and would be available for cash dividends, although payment of dividends to such extent would not be prudent or likely. The Federal Reserve Board, which regulates bank holding companies, establishes guidelines which indicate that cash dividends should be covered by current period earnings.

Note 14. Compensating Balance Arrangements

Required deposit balances at the Federal Reserve were $ 80,000 for 1996 and 1995. Required deposit balances at Atlantic Central Banker's Bank were
$ 282,000 and $ 279,000 at December 31, 1996 and
1995, respectively. These balances are maintained to cover processing costs and service charges.

Note 15. Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments were as follows at December 31:

Note 15. Fair Value of Financial Instruments (Continued)

            - - - - - 1996 - - - - -  - - - - 1995 - - - -
              Carrying     Fair       Carrying     Fair
               Amount      Value       Amount      Value
FINANCIAL ASSETS
    Cash & due from
     banks    $  2,473,315   $  2,473,315   $ 2,633,762    $ 2,633,762
    Interest-bearing
     deposits in
     banks    327,276   327,276   418,473   418,473
    Federal funds
     sold     1,239,000 1,239,000 477,000   477,000
    Securities available
     for sale 28,737,883     28,755,272     26,172,821     26,335,899
    Securities to be
     held to
     maturity 4,559,739 4,567,903 5,401,263 5,402,945
    Other bank
     stock    383,700   383,700   370,000   370,000
    Loans
     receivable    56,665,541     55,484,110     53,198,865     53,220,110
    Accrued interest
     receivable    675,180   675,180   647,921   647,921

FINANCIAL LIABILITIES
    Time
     certificates  50,957,962     51,580,258     48,942,142     49,566,656
    Other
     deposits 36,176,006     36,176,006     31,974,145     31,974,145
    Accrued interest
     payable  565,751   565,751   592,250   592,250

Note 16. Commitments

In 1996 the Corporation committed to an
expansion project for its Fort Loudon office facilities. Total project costs are estimated to approximate $ 200,000. No costs have been incurred as of December 31, 1996 for this project.

Note 17. Line of Credit

The Bank had available a line of credit totaling
$ 3,022,000 and $ 8,207,400 at December 31, 1996
and 1995, respectively, with the Federal Home Loan
Bank of Pittsburgh. There were no borrowings against this line in 1996 or 1995. Collateral for the line consists of all bank assets with a book value of approximately $ 98,560,000.
-46-


Note 18. Operating Lease

During 1996 the Corporation entered into a lease
agreement for their Hancock, Maryland office.  The
original lease term is ten years with three
separate successive options to extend the lease
for a term of five years each.  Monthly rent is
$ 1,800 and the lessee pays a proportionate share
of other operating expenses.  For the year ended
December 31, 1996, rent      expense under this
operating lease was $ 5,400. Required lease payments for the next five years are as follows:

              1997 $   21,600
              1998 21,600
              1999 21,600
              2000 21,600
              2001    21,600
              Thereafter       104,400
                   $ 212,400





























FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
SELECTED FIVE YEAR FINANCIAL DATA

                           1996     1995      1994      1993       1992
Results of Operations (000 omitted)
    Interest income     $ 6,965   $  6,262  $  5,530  $ 5,510   $   5,728
    Interest expense    3,694     3,247     2,784     2,884     3,402
    Provision for loan
     losses             96         75         2       62          51
    Net interest income
     after provision for
     loan losses   3,175     2,940     2,744     2,564     2,275
    Other operating income   270  270  177  213  245
    Other operating
     expenses   2,270      1,954     1,903    1,720       1,678
    Income before income
     taxes         1,175     1,256     1,018     1,057     842
    Applicable income
     tax          218        254       166      252         174
         Net income     $   957   $  1,002  $    852  $   805   $     668
Common Share Data
Per share amounts are based on weighted average shares of common stock outstanding of 400,000 for 1996, 1995 and 1994; 359,410 for 1993; and
350,000 for 1992 after giving retroactive recognition to a 2 for 1 stock split effective April 23, 1993.
    Income before
     income taxes  $ 2.94    $  3.14   $  2.55   $  2.94   $   2.41
    Applicable income
     taxes         .55  .64  .42  .70  .50
         Net income     2.39 2.51 2.13 2.24 1.91
    Cash dividend declared   .77  .77  .64  .55  .53
    Book value (actual
     number of shares
     outstanding before
     FAS 115 adjustments)    26.68     25.05     23.33     21.83     20.22
    Dividend payout ratio    32.18%    30.75%    30.04%    24.62%    27.49%
Year-End Balance Sheet Figures
  (000 omitted)
    Total assets   $ 98,644  $ 91,921  $ 80,715  $ 82,458  $ 79,293
    Net loans 56,260    52,794    49,100    45,011    46,746
    Total investment
     securities -
     Book value    33,767    31,944    24,475    27,505    24,131
    Deposits-non-
     interest bearing   9,250     7,778     6,781     7,562     6,366
    Deposits-interest
     bearing       77,884    73,138    64,318    65,533
    65,219
    Total deposits 87,134    80,916    71,099    73,095    71,585
    Total stockholders'
     equity (before FAS 115
     adjustments)  10,670    10,021    9,327     8,731     7,077
Ratios (calculated
 before FAS 115 adjustments)
    Average equity/
     average assets     10.87%         11.58%         11.21%         9.75%
    9.08
%
    Return on average
     equity        9.18%          10.26%         9.37%          10.40%
9.71%

    Return on average
     assets        1.00%          1.19%          1.05%          1.01%
 .88%

FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

SUMMARY OF QUARTERLY FINANCIAL DATA




    The unaudited quarterly results of operations for the years ended December 31, 1996 and 1995 are as follows:

                       1996                             1995
($ 000 omitted     Quarter Ended                    Quarter Ended
 except per
 share)    Mar. 31 June 30 Sept. 30 Dec. 31 Mar. 31 June 30 Sept. 30Dec.
31

Interest
 income  $ 1,684   $ 1,696   $ 1,778   $ 1,807   $ 1,456   $ 1,533   $ 1,594
$
1,679
Interest
 expense      936      921       926       911       713       780       845

 909
    Net interest
     income   748  775  852  896  743  753  749  770
    Provision for
     loan
     losses         7        38        18         33       3         23
8        41
         Net interest income
     after provision for
     loan losses   741  737  834  863  740  730  741  729
Other income  59   72   65   74   61   66   74   69
Other
 expenses         519       541       570       640       470       485
483     516
    Operating income
     before income
     taxes    281  268  329  297  331  311  332  282
Applicable income
 taxes        52        56        67        43        77        73        68

  36
    Net
     income   $   229   $   212   $   262   $   254   $   254   $   238   $
264 $   246



Net income applicable
  to common stock
Per share data:
    Net income     $  .57    $  .53    $  .65    $  .64    $  .64    $  .60
$
 .66 $  .61








FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL
Years Ended December 31


                - - - - -1996- - - -   - - - -1995- - - - -  - - - - -1994- - -
-
                Average                Average               Average
(000 Omitted)   Balance Interest Rate  Balance Interest Rate Balance Interest
Rate
     ASSETS
Interest bearing
 deposits with banks
 and federal funds
 sold              $  3,440  $   184   5.35%     $   2,943 $    172  5.84%
$
2,996    $   170   5.67%
Investment
 securities   33,129    1,931     5.82%     25,837    1,458     5.64%     26,061
    1,352     5.19%
Loans                53,046    4,850   9.14%       51,492    4,632   9.00%

47,632     4,008   8.41%
  Total interest
   earning assets  89,615    $ 6,965   7.77%     80,272    $ 6,262   7.80%
76,68
9   $ 5,530   7.21%
Cash and due from
  banks       2,498               1,975               2,884
Bank premises and
  equipment   2,714               1,397               1,061
Other assets     1,035                   759                   1,142
   Total assets    $ 95,862            $ 84,403            $ 81,776


LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing
 transaction
 accounts          $  7,228  $   155   2.14%     $  6,402  $   146   2.28%
$
6,339    $   146   2.30%
Money market deposit
  accounts    6,690     239  3.57%     4,904     192  3.92%     5,623     201
3.
57%
Other savings
 deposits          12,369    344  2.78%     12,582    372  2.96%     14,265
427
2.99%
All time deposits    50,192    2,956   5.89%       43,099   2,537    5.89%

38,494     2,010   5.22%
   Total interest
    bearing
    liabilities    76,479    $ 3,694   4.83%     66,987    $ 3,247   4.85%
64,72
1   $ 2,784   4.30%
Demand deposits    8,153               6,924               7,336
Other
 liabilities       806                 722                 623
   Total
    liabilities    85,438              74,633              72,680
Stockholders'
 equity         10,424                9,770              9,096
   Total
    liabilities
    and stockholders'
    equity    $ 95,862            $ 84,403            $ 81,776

Net interest income/net
  interest margin/margin
  average earning assets          $ 3,271   3.65%          $ 3,015   3.76%
    $
2,746    3.58%

FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

CHANGES IN NET INTEREST INCOME



                - -1996 Compared to 1995- -  - -1995 Compared to 1994- -
                                   Total                         Total
                Average  Average  Increase   Average  Average   Increase
(000 omitted)   Volume   Rate   (Decrease)   Volume   Rate    (Decrease)

Interest Income
    Interest bearing
     deposits with
     banks and federal
     funds sold    $  29     ($   17)  $   12    ($    3)  $    5    $    2
    Investment
     securities    411  62   473  (    12)  118  106
    Loans            140         78       218       325      299       624
         Total interest
          income        $ 580     $ 123     $ 703     $ 310     $ 422     $ 732



Interest Expense
    Interest bearing
     transaction
     accounts      $  19     ($  10)   $    9    $    1    ($    1)  $    0
    Money market
     deposit accounts   70   (    23)  47   (    26)  17   (      9)
    Other savings       (     6)  (    22)  (     28) (    50)  (      5)
    (    55)
    All time deposits     418          1      419        240      287       527

         Total interest
          expense  $ 501     ($  54)   $ 447     $ 165     $ 298     $ 463


         Net interest income      $ 256               $ 269













FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

MATURITIES OF INVESTMENT SECURITIES
December 31, 1996


    The following table shows the maturities of investment securities at amortized cost as of December 31, 1996, and weighted average yields of such securities. Yields are shown on a taxable equivalent basis, assuming a 34% federal income tax rate.

                    Within      1-5       5-10       Over
(000 omitted)       1 Year     Years      Years     10 Years       Total

U.S. Treasury Securities
    Amortized cost $   452   $     298 $        0     $      0  $     750
    Yield          5.90%     5.93%     0%        0%        5.92%

Obligations of other U.S.
  Government agencies:
    Amortized cost 950  7,606     6,389     797  15,742
    Yield          5.37%          6.34%          7.22%          7.72%
6.71%

Obligations of state and
  political subdivisions:
    Amortized cost 1,345     4,324     3,530     268  9,467
    Yield          5.86%          6.59%          7.71%          9.34%
6.98%

Mortgage-Backed securities
  and SBA Guaranteed Loan
  Pool Certificates (1):
    Amortized cost 494  489  529  5,827     7,339
    Yield             6.26%      7.79%      7.74%         6.61%      6.74%

         Subtotal amortized
          cost          $ 3,241   $ 12,717  $ 10,448  $ 6,892   $ 33,298
         Subtotal
          yield    5.78%     6.47%     7.41%     6.84%     6.78%

Equity Securities                      $    468
Yield                                                     5.52%

         Total investment
           securities                       $ 33,766
         Yield                                                 6.76%

(1) It is anticipated that these mortgage-backed securities and SBA Guaranteed Loan Pool Certificates will be repaid prior to their contractual maturity dates.


    MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following section presents a discussion and analysis of the financial condition and results of operations of FNB Financial Corporation (the Corporation) and its wholly-owned subsidiary, The First National Bank of McConnellsburg (the Bank). This discussion should be read in conjunction with the financial tables/statistics, financial statements and notes to financial statements appearing elsewhere in this annual report.

RESULTS OF OPERATIONS

Overview
    Consolidated net income for 1996 was $ 957,185, a decrease of $ 44,579 or 4.45% from the net income of $ 1,001,764 for 1995. On a per share basis, net income for 1996 was $ 2.39, based upon average shares outstanding of 400,000, compared to $ 2.51 for 1995.

    Results of operations for 1996 as compared to 1995 were impacted by the following items: (1) net income was positively impacted by a 11.64% increase in average earning assets which was driven by a 14.51% increase in average deposits, the result of the purchase of the Fort Loudon Branch of Dauphin Deposit Bank on November 13, 1995, which increased total deposits $ 5,533,477; (2) net income was negatively impacted by a decreasing net interest margin which occurred due to an increase in the reliance on interest income from the purchases of lower yielding investment securities which offset deposits purchased at the Fort Loudon office instead of higher yielding loans while deposit rates remained relatively the same; (3) net income was positively impacted by the capitalization of $ 43,805 interest expense incurred during the renovation/construction of the main office facility; (4) net income was positively impacted by a decrease in FDIC Insurance assessment expenses of $ 82,969 due to the implementation of minimum FDIC Insurance assessments of $ 2,000 as a direct result of the FDIC Insurance capitalization fund exceeding 1.25% of all insured deposits;
(5) net income was negatively impacted by a $ 20,796 increase in the annual provision for loan losses due to charge-offs during the year which mandated an increase in the annual provision; (6) net income was negatively impacted by an increase in wage and salary expenses of $ 148,947 and employee benefits of $ 41,473 due to: a) three full time employees and 1 part time employee hired for the operation of the Fort Loudon Office acquired in November 1995; b) two full time and four part time employees hired for the operation of the Bank's -53-


first interstate office, Hancock Community Bank, opened on November 25, 1996 in Hancock, Maryland; c) wage and salary increases during 1995; and d) increased participation in the Bank's health care and retirement plans; (7) net income was negatively impacted by a $ 34,938 increase in net occupancy expenses as a result of the addition of the Fort Loudon office, the Hancock Community Bank office and the renovation/expansion of the main office which was completed on September 1, 1996; (8) net income was negatively impacted by the amortization of the cost of the Fort Loudon deposit acquisition in the amount of $ 52,863, a $ 23,540 increase in advertising/promotional expenses as a result of increased advertising campaigns to promote the Fort Loudon Office and the opening of Hancock Community Bank, a $ 18,083 increase in the cost of data, voice and Automated Teller machine communication expenses as a main result of the Fort Loudon and Hancock Community Bank offices, a $ 13,300 increase in professional development expenses due to the training costs of new employees and attendance of banking association conventions, the ninetieth anniversary celebration stockholder's banquet of approximately $ 10,000, a $ 12,692 increase in supplies expenses due to the additional new accounts acquired at the Fort Loudon Office and start-up supplies for the Hancock Office, and a $ 4,844 increase in postage costs due to increased account holders as a result of the Fort Loudon acquisition; and (9) net income was positively impacted by a $ 35,762 decrease in the current year income tax provision resulting from a general decrease in taxable income in relation to tax-free income.

    Net income as a percent of total average assets for 1996, also known as return on assets (ROA), was 1.00% compared to 1.19% for 1995. Net income as a percent of average stockholders' equity for 1996, also known as return on equity
(ROE), was 9.18% compared to 10.26% for 1995. The ROA and ROE for these periods were impacted by the factors discussed in the preceding paragraphs.

    During 1996 management became aware of the closing of a branch office of First Federal Savings Bank of Western Maryland, in Hancock, Maryland. As the Board of Directors had targeted for several years the Hancock market as a future site for expansion purposes, management felt it prudent to pursue this opportunity. Although there are other branch offices of banks and savings and loans in Hancock, Maryland, there were no locally-owned community bank offices, and had not been since the late 1970s and early 1980s when both local banks were taken over by large out-of-the-area, removed-from-the-community bank holding companies. Management felt it wise to pursue the "nitch" of providing community banking to the
-54-


Hancock community and supporting the needs of the community while reinforcing the Bank's ability to maintain and service its current accounts in the southern part of Fulton County, Pennsylvania.

    The location of this branch office known as, Hancock Community Bank, A Division of The First National Bank of McConnellsburg, in the Hancock Shopping Center became reality when The Office of the Comptroller of the Currency, the Bank's primary regulator, gave permission for the Bank to open this office on November 25, 1996. This office, the Bank's first interstate branch office, is also unique in that it will also be the Bank's first supermarket branch office. As soon as the owner of the adjacent supermarket completes extensive renovations, the wall between the branch office and the supermarket will be removed, allowing customers to enter the branch directly from the supermarket. The operation of this office is anticipated to increase operational overhead due to the costs of personnel, equipment and furniture expenses, utilities and rent expense; however, the long term benefits from this office through the generation of new deposits and loans are anticipated to increase income to the Corporation over the next several years.

Net Interest Income

    Net interest income is the amount by which interest income on loans and investments exceeds interest incurred on deposits and other interest-bearing liabilities. Net interest income is the Corporation's primary source of revenue. The amount of net interest income is affected by changes in interest rates and by changes in the volume and mix of interest-sensitive assets and liabilities.

    Net interest income for 1996 increased $ 255,008 or 8.46% over 1995. Average earning assets for 1996 increased
$ 9,343,000 over 1995. The most significant contribution to this increase in average earning assets was the increase in investment securities of $ 7,292,000 or 28.22%. This earning asset increase was funded by an increase in average deposits of $ 10,721,000 or 14.51%. This volume increase is the result of deposits purchased from the Fort Loudon office of $ 5,533,477; a local school district Money Market account transferred to the Bank in July 1996 which carried an average balance of over $ 1,000,000; and a new business Money Market account opened during 1996 which carried an average balance of approximately $ 2,000,000. The volume growth in earning assets and interest-bearing liabilities contributed to the increase in net interest income by the amount of $ 79,000 in 1996 over 1995.
-55-


    The decline in market interest rates which began in the third and fourth quarters of 1995, continued into the first quarter of 1996 when the Federal Reserve Board decreased short term interest rates. Throughout the remainder of 1996, interest rates remained relatively the same with no major changes in Federal Reserve interest rate policy. Average yields on variable rate loans and investments increased 14 and 18 basis points respectively from those of 1995; however, the average yield on federal funds sold decreased 49 basis points. As a result of the aforementioned significant increase in the investment of excess deposits over that of loan demand into investment securities, the average yield on earning assets decreased slightly in 1996 to 7.77%, a .03% decrease from 1995. The average cost of interest-bearing liabilities during 1996 was 4.83%, a .02% decrease from 1995. This decrease was attributable to the capitalization of $ 43,805 interest expense during the renovation/construction of the main office in accordance with FASB guidelines but mainly due to management's decrease of Super Now and Money Market account rates and a 25 basis point reduction of Savings account rates. The result of these decreases were a 14 basis point decrease in the cost of interest-bearing transaction accounts; a 35 basis point reduction in the cost of Money Market Deposit accounts and an 18 basis point reduction in the cost of Saving accounts. The cost of time deposits remained at 5.89%, the same cost as in 1995. The net effect of all interest rate fluctuations was to increase net interest income in the amount of $ 177,000 in 1996 over 1995. Due to the decrease in the yield on earning assets by 3 basis points, which was slightly more than the 2 basis point decrease in the cost of interest-bearing liabilities, and to an increase of $ 7,789,000 or 83% of the total increase in earning assets into lower yielding investment securities and federal funds sold, the Bank has experienced a decrease in its net interest margin during 1996 compared to 1995. The average net interest margin for 1996 was 3.65% compared to 3.76% for 1995.

    Management anticipates the yield on earning assets to increase during the next few quarters as indexes on adjustable rate securities and loans have increased. The cost of interest-bearing liabilities is projected to increase slightly during the next few quarters as lower yielding maturing time deposits are repriced to higher yielding rates. As a result, the net interest spread and net interest margin are projected to increase slightly during this period. Bank management continually monitors the Bank's rate sensitive position within the next year. To protect and improve rate sensitive positions, the strategies available to the Bank are purchasing short to medium term, fixed rate securities,

-56-


promoting long-term lower yielding certificates of deposits, decreasing the yield on all deposit-bearing liabilities, and promoting all loan products.

Provision for Loan Losses

    The loan loss provision is an estimated expense charged to earnings in anticipation of losses attributable to uncollectible loans. The provision is based on Management's analysis of the adequacy of the allowance for loan losses.
The provision for 1996 was $ 95,500 compared to $ 74,704 in 1995. This increase was based on a decrease in the level of recoveries of prior year charged-off loans in 1996 compared to that of 1995. Prior year charged-off loans of approximately
$ 13,000 were recovered in 1996 compared to $ 31,000 in 1995. At the same time, the amount of charged-off loans in 1996 was relatively the same as those of 1995. Total charged-off loans in 1996 were $ 108,000 compared to $ 106,000 in 1995. This decrease in recoveries resulted in the need to increase the provision from $ 74,704 in 1995 to $ 95,500 in 1996 and was also based on management's assessment of the Bank's loan volumes, past historical performance, and analysis of non-performing and delinquent loans which indicated the present balance of the allowance was sufficient for anticipated future charge-offs. See discussion on Allowance for Loan Losses.

Other Operating Income and Other Operating Expenses

    Other operating income for 1996 was $ 270,753, a $ 1,229 increase over the same period in 1995. This increase is mainly attributable to a decrease in net security losses incurred during 1996 of $ 3,843 in comparison to 1995 net security losses of $ 5,210. Other income increases attributing to the total increase were a $ 4,048 recovery of expenses incurred in the collection of a prior year charged-off loan. Offsetting this increase was a $ 4,451 decrease in service charges on deposit accounts, a result of a general decrease in the collection of fees associated with overdrawn accounts.

    Total other operating expenses for 1996 increased by $ 315,782 or 16.16%, over 1995. As 1996 was the first full year of operational expenses associated with the Fort Loudon office, operating expenses increased due to this operation and are outlined in the following discussion. Employee wages and benefits increased $ 190,420 due to increased employment as a result of the Fort Loudon and Hancock Community Bank offices, increased participation in health benefit and pension costs and wage and salary increases which became effective in 1996. Net occupancy expenses of bank premises increased $ 34,938 and -57-


furniture and equipment expenses increased $ 4,015 due to increased depreciation on real estate, furniture and equipment as a result of a full year's depreciation on the Fort Loudon Branch Office, and on depreciation on the main office renovation and construction completed on September 1, 1996 and on the Hancock Community Bank office which opened on November 25, 1996. Other operating expenses increased $ 169,378 due to the amortization of the cost of the Fort Loudon deposit acquisition in the amount of $ 52,863, a $ 23,540 increase in advertising/promotional expenses as a result of increased advertising campaigns to promote the Fort Loudon Office and the opening of Hancock Community Bank, a $ 18,083 increase in the cost of data, voice and Automated Teller Machine communication expenses as a main result of the Fort Loudon and Hancock Community Bank offices, a $ 13,300 increase in professional development expenses due to the training costs of new employees and attendance of banking association conventions, the ninetieth anniversary celebration stockholder's banquet of approximately $ 10,000, a $ 12,692 increase in supplies expenses due to the additional new accounts acquired at the Fort Loudon Office and start-up supplies for the Hancock Office, and a $ 4,844 increase in postage costs due to increased account holders as a result of the Fort Loudon acquisition. Offsetting these increases in other expenses was a $ 82,969 decrease in the FDIC insurance premium due to the implementation of minimum FDIC Insurance assessments of $ 2,000 as a direct result of the FDIC Insurance capitalization fund exceeding 1.25%.

    Management has been operating, during the past few years, in an expansion mode, by increasing the Bank's target market through the acquisition of the Fort Loudon Branch Office in Franklin County, Pennsylvania and the opening of Hancock Community Bank in Washington County, Maryland as well as expanding the main office facilities to allow for future growth and expansion of operations. As a result of this growth and expansion, management anticipates other operating expenses to increase during the 1997 operational year and years thereafter, due mainly to the following: 1) depreciation of the main office renovation/construction completed on September 1, 1996; 2) operational expenses and overhead associated with the operation of Hancock Community Bank which opened on November 25, 1996; and 3) operational expenses and overhead associated with the renovation/expansion of the Fort Loudon office scheduled for completion in mid 1997 which is anticipated to cost approximately $ 200,000. These items are anticipated to decrease the Corporation's net income during the next few years as expenses of these items impact net income. The immediate result will be a decrease in

-58-


operational income, Earnings per Share, Return on Assets and Return on Equity. Although this growth mode is anticipated to reduce income in the short term, management is confident that in the long term these growth plans will benefit the corporation's income producing ability through the addition of new customers to the Bank's deposit and loan bases and retention of current customers which will result in increased income to the corporation.

Income Taxes

    The Corporation's income tax provision for 1996 was $ 218,019, as compared to $ 253,781 for 1995. This decrease in the tax provision in the amount of $ 35,762 was due to a decrease in income before income taxes of $ 80,341 and an increase in 1996 tax free interest income of $ 43,784 to $ 633,813 from $ 590,029 for 1995. The Corporation operated with a marginal tax rate of 34% in 1996 and 1995. The effective tax rate of the Corporation for 1996 was 18.55% compared to an effective tax rate for 1995 of 20.21%.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June of 1996 the Financial Accounting Standards
Board issued SFAS No. 125 Accounting for Transfers and
Servicing of Financial Assets and Extinguishment of
Liabilities. Management has not concluded on the impact on future operations. This statement may significantly affect accounting for and disclosures about certain bank transactions including the following:

    d    Assets subject to prepayment risk
    d    Servicing assets and liabilities
    d    Securities lending transactions
    d    Loan participations
    d    Extinguishment of liabilities
    d Collateral controlled by an institution as a secured party

    This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996.




-59-


FINANCIAL CONDITION

Investment Debt Securities

    The book value of the investment debt security portfolio as of December 31, 1996, increased by $ 1,808,061 from December 31, 1995, representing a 5.74% increase. This increase occurred primarily due to the increases in total deposits which were unable to be offset by loan demand. Total deposits increased $ 6,217,681 of which $ 3,466,064 was offset by loan demand.

    Due to the implementation of SFAS No. 115, management has segregated securities as Held-to-Maturity
(HTM), Available-for-Sale (AFS) or Trading securities. This accounting standard requires HTM securities be reported on the balance sheet at cost and AFS securities be reported at market value. As of December 31, 1996 the Corporation had in its portfolio HTM securities of $ 4,559,739 with a market value of $ 4,567,903 and AFS securities of $ 28,755,272 with a book value of $ 28,737,886. No securities were classified as Trading securities as of December 31, 1996. For the December 31, 1995, Balance Sheet presentations, the Bank carried investment debt securities classified as Held-to-Maturity of $ 5,401,263 with a market value of $ 5,402,945 and as Available-for-Sale $ 26,234,019, with at book value of $ 26,088,301. No securities were classified as Trading as of December 31, 1995.

    Once a security has been classified as HTM, AFS or Trading, it cannot be moved to another classification without "tainting" the entire classification of securities. During the 1996 operational year, no securities were moved between classifications. During the period of November 15, 1995 through December 31, 1995, the Financial Accounting Standards Board and Securities and Exchange Commission relaxed these standards and allowed institutions a one-time grace period to move securities from one classification to another without "tainting" any pool of securities.

    After extensive review of the Corporation's security portfolio and the reasons the organization utilizes the security portfolio, management took advantage of this opportunity and on December 27, 1995 moved $ 5,072,833 of securities classified as HTM to the AFS classification and accordingly carries these securities at their market value.
No securities were moved from the AFS classification to the HTM classification and no securities were classified as Trading. The justifications for this movement were based upon the following:
-60-



    1) Regulatory rulings which have stated the AFS mark-to-market adjustment will not impact regulatory risk-based capital positions;
    2) The strong liquidity position of the corporation based upon its security maturity ladder;
         mortgage-backed security, SBA GLPC and loan principal paydowns; availability of a Line of Credit from the Federal Home Loan Bank; and availability of the Federal Reserve Discount
         Window;
    3) The holding of and investment in certain adjustable rate securities for interest rate management purposes;
    4) The need to have certain fixed rate securities, both taxable and tax-free, available for future sales, and tax swaps opportunities.

    The general policy adopted by the Bank segregates purchases of tax-free municipals with maturities of 5 years or less as Held-to-Maturity securities while all other security purchases are classified as Available-for-Sale. Policy also allows management on a case-by-case basis to make a specific determination as to the classification of a security purchase as Held-to-Maturity or Available-for-Sale depending upon the reason for purchase. Management adheres to the philosophy that Held-to-Maturity classifications are typically used for securities purchased specifically for interest rate management or tax-planning purposes while Available-for-Sale classifications are typically used for liquidity planning purposes.

    As of December 31, 1996, the net unrealized gain of the HTM portfolio was $ 8,164, a .18% increase from book value and on the AFS portfolio a net unrealized gain of $ 17,386 or
 .06% increase from book value. As of December 31, 1995, the net unrealized gain on the HTM portfolio was $ 1,682, a .03% increase from book value, and on the AFS portfolio, a net unrealized gain of $ 145,718 or a .56% increase from book value. Management has reviewed the fluctuation of market value in each of these portfolios and has determined that due to the last several months of relatively stable interest rates, the values of securities contained with the Bank's investment debt portfolio are a direct result of this stability in interest rates and "leveling" of longer term interest rates. Management determined that 1995's increasing values were the result of the Federal Reserve Board's decrease in short term interest rates during that time. Management has therefore, concluded that the net unrealized gains and/or losses in the company's investment debt portfolio are a direct result of the current monetary policy and therefore are temporary in that security values will continue to fluctuate, either decrease or increase in value, in response to future changes in interest rates and monetary policy.

    Management has purchased for the portfolio mortgage-backed securities but presently has no Collateralized Mortgage Obligations (CMOs) in its portfolio. The large portion of these mortgage-backed securities have a variable rate coupon and all have scheduled principal payments. During periods of rising interest rates, payments from variable rate mortgage-backed securities may accelerate as prepayments of underlying mortgages occur as home-owners refinance to a fixed rate while during periods of declining interest rates, prepayments on high fixed rate mortgage-backed securities may accelerate as home-owners refinance to lower rate mortgages. These prepayments cause yields on mortgage-backed securities to fluctuate as larger payments of principal necessitate the acceleration of premium amortization or discount accretion. Due to the low dollar amount of mortgage-backed securities in relation to the total portfolio, management feels that interest rate risk and prepayment risks associated with mortgage-backed securities will not have a material impact on the financial condition of the Bank.

Loans

    The total investment in net loans was $ 56,259,929 at December 31, 1996, representing a $ 3,466,064 or 6.57%, increase from the December 31, 1995 investment of $ 52,793,865. The primary reasons for this increase in the loan portfolio over the past year were due to 1) a $ 1,315,000 increase in real estate loans secured by farmland, the main result of a $ 750,000 farmland loan refinanced from another financial institution and two new farm loans of over $ 650,000; 2) a $ 1,037,000 increase in loans secured by 1 to 4 family residential properties; 3) a $ 1,250,000 commercial loan refinanced from another institution which was offset with the payoff of a Tax Revenue Anticipation Note to a local school district which matured on June 30, 1996 of $ 1,100,000; and 4) an increase in loans to individuals for personal expenditures of $ 1,102,000 which occurred due to special promotions offering lower interest rates to consumers throughout the year. Total new real estate mortgage loan lending for 1996 increased $ 2,273,000 or 6.18% from December 31, 1995 in comparison to a $ 1,701,000 or 4.84% increase in 1995 from December 31, 1994. This increase in mortgage lending reflects the general real estate environment in Fulton

County during 1996 which has experienced an increase in new home sales and refinancings. At the same time competitive loan mortgage loan rates of other institutions in the Corporation's market area has also resulted in the payoff of mortgage loans within the Bank's loan portfolio. Overall loan demand during the past year was stronger than that of 1995 which was the result of an increase in agriculture real estate lending, commercial loans and consumer loans. These increases were enhanced by the Bank's operation in a larger market area through the Fort Loudon office in Franklin County, Pennsylvania and Hancock Community Bank in Washington County, Maryland.

    To encourage new loan demand, management anticipates offering additional loan promotions, reviewing loan terms for customer "friendliness" and seeking longer term fixed rate mortgage loans to be sold in the secondary market to stimulate lending in the Corporation's market area. In addition, the operation of Hancock Community Bank is anticipated to result in an increase in additional lending in the Washington County, Maryland area as well as in northern Morgan County, West Virginia and southern Fulton County, Pennsylvania.

Nonperforming Assets

    Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due. Nonaccruing loans are comprised of loans that are no longer accruing interest income because of apparent financial difficulties of the borrower. Interest on nonaccruing loans is recorded when received only after past due principal and interest are brought current.

    Other real estate owned includes assets acquired in settlement of mortgage loan indebtedness and loans identified as in-substance foreclosures. These assets are carried at the lower of cost or fair value. The other real estate balance as of December 31, 1996, was $ 318,992 compared to $ 395,752 as of December 31, 1995. This decrease reflects sales of foreclosed construction lots in Franklin County, Pennsylvania and the sale of a 1-4 family residential property located within the Borough of McConnellsburg. The Bank is actively pursuing the sale of the other properties contained in Other Real Estate and currently has a lease/purchase agreement signed on the retail property located in downtown McConnellsburg on which the Bank foreclosed and has included in Other Real Estate.

Allowance for Loan Losses

    The allowance is maintained at a level to absorb potential future loan losses contained in the loan portfolio and is formally reviewed by Management on a quarterly basis. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management's basis for the level of the allowance and the annual provisions is its evaluation of the loan portfolio, current and projected domestic economic conditions, the historical loan loss experience, present and prospective financial condition of the borrowers, the level of nonperforming assets, best and worst case scenarios of possible loan losses and other relevant factors. While Management uses available information to make such evaluations, future adjustments of the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

    The allowance for loan losses remained basically the same as the prior year at $ 405,600; however, the ratio of the allowance to net loans was .72% at December 31, 1996, as compared to .76% at December 31, 1995. This ratio decrease was justified by management as the $ 750,000 of the new agriculture real estate lending is 90% guaranteed by the Farm Service Agency, a U. S. Government Agency. Management believes that the current allowance for loan losses of $ 405,600 is adequate to meet any potential loan losses.

LIQUIDITY AND RATE SENSITIVITY

    The Corporation's objective is to maintain adequate liquidity while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding Corporate operations. Sources of liquidity are maturing investment securities; maturing overnight investments in federal funds sold; maturing investments in time deposits at other banks; readily accessible interest-bearing deposits at other banks; payments on loans, mortgage-backed securities and SBA Guaranteed Loan Pool Certificates; and a growing core deposit base. In order to assure a constant and stable source of funds, the Bank has joined the Federal Home Loan Bank of Pittsburgh because of the availability of both short term and long term fixed rate funds. As of December 31, 1996, the Bank had no borrowings from this institution but had readily available to it a $ 3,022,000 line of credit.

    The objective of managing interest rate sensitivity is to maintain or increase net interest income by structuring interest-sensitive assets and liabilities in such a way that they can be repriced in response to changes in market interest rates. The Corporation has maintained a negative rate sensitivity position, in that, rate sensitive liabilities exceed rate sensitive assets. Therefore, in a period of declining interest rates the Corporation's net interest income is generally enhanced versus a period of rising interest rates where the Corporation's net interest margin may be decreased.


    Presently, the interest rate environment is
anticipated to remain relatively stable; however, some indications are that the Federal Reserve Board may increase
short term interest rates in the near future.   At the present
time, a portion of the Corporation's adjustable rate loans and securities are repricing to slightly higher interest rates while management is retaining the cost of interest rate sensitive liabilities at relatively the same level.
The anticipated result of this current position will be a gradual increase in the yield on earning assets while the cost of interest-bearing liabilities remain relatively the same. Management therefore expects the net interest spread and interest margin of the Bank to increase slightly during the next few quarters. Management continually reviews interest rates on those deposits which can be changed immediately, specifically NOW accounts, Money Market Accounts, and Savings Accounts to determine if an interest rate decrease is necessary to increase the net interest spread and net interest margin of the Bank.

    Another impact on the net interest spread and interest margin of the Corporation has been the low loan to deposit ratio which indicates how much of the Bank's deposits are invested in the loan portfolio. This ratio is a primary indicator of a Bank's liquidity position as the higher the ratio, the less liquid assets are available to fund deposit withdrawals. At the same time, this ratio also indicates to management how many deposits are offset by the Bank's highest yielding earning asset, loans; therefore, the higher the ratio, the more deposits are invested in loans and the less invested in lower yielding investment debt securities. The result of a higher loan to deposit ratio is usually a higher net interest spread and margin. Management has targeted as the Corporation's optimal loan to deposit ratio 75% to 80%. The loan to deposit ratio at December 31, 1996 was 64.57% and at December 31, 1995 65.24%. This decrease of .67% from December 31, 1995 occurred due to the acquisition of the Fort

Loudon Office deposits which were invested immediately upon settlement in investment securities and due to deposit growth during 1996 exceeding that of loan growth. The current ratio indicates that a significant amount of deposits are invested in lower yielding investment debt securities which decrease the net interest margin and spread of the Bank. Management was aware that the loan to deposit ratio and subsequently the net interest margin of the Corporation would decrease immediately following the purchase of the Fort Loudon Branch; however, it was determined that future growth of the organization was limited within Fulton County and that this operation would complement and indeed enhance the operations of the Corporation. With the addition of Hancock Community Bank, management is anticipating loan growth will accelerate as new loan customers are generated in this area to offset deposit growth in other market areas of the organization.

    To minimize the risk of its negative rate sensitivity position, the Bank employs many different methods to diversify its risk both on the asset and the liability side of the Balance Sheet. The Bank offers both fixed rate and floating/adjustable rate loans to its customers. At December 31, 1996, the Bank's floating and adjustable rate loans totaled $ 32,292,000, or 55.63% of the total loan portfolio. As of December 31, 1995, the Bank's floating and adjustable rate loans totaled $ 29,179,000, 54.05% of the total loan portfolio. The bank's debt security investment portfolio as of December 31, 1996, was comprised of a book value of $ 7,928,548, or 23.81% of floating rate debt securities which reprice annually or more frequently while at December 31, 1995, the Bank's debt security investment portfolio was comprised of a book value of $ 9,981,538, or 31.70% of floating rate securities. Specific methods which have been employed by the Bank to address this negative rate sensitive position are the offering of the following deposit products to encourage the movement of short term deposits to longer term deposits: four or five year certificates of deposit with competitive interest rates.

    The interest rate sensitivity analysis for the Bank as of December 31, 1996 is as follows:



-66-

                         After 3     After 1
(000's          Within  But Within But Within After 5 NonInterest
 omitted)      3 Months 12 Months   5 Years    Years     Bearing Total
ASSETS:
    Federal funds
     sold     $  1,239  $      0  $      0  $      0  $      0  $  1,239
    Investment
     securities
     (book value)  7,636     3,353      9,567    13,210    0    33,766
    Interest
     bearing
     balances
     due from
     banks    39   0    288  0    0    327
    Loans     8,656     14,800    17,204    16,412    975  58,047
    Unearned
     discount &
     allowance
     for loan
     losses  (1)   0    0    0    (    1,380)    0    (    1,380)
    Noninterest
     earning
     assets          0         0         0         0    6,613     6,613
         Total
          assets   $ 17,570  $ 18,153  $ 27,059  $ 28,242  $ 7,588   $ 98,612

    (1) Information concerning detailed aging
         categories to  which these apply is not readily
         available.  It has  been arbitrarily assigned to
         the "after five years"   category for purpose of
         analysis.


                           After 3     After 1
(000's            Within  But Within But Within After 5 NonInterest
 omitted)        3 Months 12 Months   5 Years    Years     Bearing
Total
LIABILITIES:
    NOW accounts &
     savings
     accounts $ 26,675  $      0  $      0  $       0 $      0  $ 26,675
    Time deposits  10,236    13,978    26,947    48   0    51,209
    Noninterest-bearing
     deposits 0    0    0    0    9,250     9,250
    Other noninterest-
     bearing sources
     to fund earning
     assets          0         0         0         0       808       808
         Total
          liabilities   $ 36,911  $ 13,978  $ 26,947  $     48  $ 10,058  $
87,942
Interest sensitivity
 gap          ($ 19,341)     $  4,175  $    112  $ 28,194
Cumulative interest
 sensitivity gap   (   19,341)    ( 15,166) (  15,054)     13,140
Gap ratio     .48  1.30 1.00      N/A
Cumulative gap ratio    .48  .70  .81       1.17

CAPITAL

    The primary method by which the Corporation increases total stockholders' equity is through the accumulation of earnings. The Corporation maintains ratios that are well above the minimum total capital levels required by federal regulatory authorities including the new risk-based capital guidelines. Regulatory authorities have established capital guidelines in the form of the "leverage ratio" and "risk-based capital ratios." The leverage ratio of the Corporation, defined as total stockholders' equity less intangible assets to total assets, was 10.60% as of December 31, 1996, compared to 10.63% as of December 31, 1995. The risk-based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks. A comparison of the Corporation's capital ratios to regulatory minimums at December 31 is as follows:

                FNB Financial Corporation Regulatory Minimum
                    1996           1995      Requirements

Leverage ratio          10.60%    10.63%    3%

Risk-based capital
 ratios
  Tier I (core
     capital)      19.30%    20.32%    4%

  Combined Tier I
     and Tier II
     (core capital
    plus allowance
     for loan
     losses)            20.05%    21.16%    8%

    FNB Financial Corporation has traditionally been well-capitalized with ratios well above required levels and expects equity capital to continue to exceed regulatory guidelines and industry averages. Certain ratios are useful in measuring the ability of a company to generate capital internally. The following chart indicates the growth in equity capital for the past three years.









-70-

                               1996        1995      1994
Equity capital at December 31
 (before FAS 115 adjustments)
 ($ 000 omitted)   $ 10,670  $ 10,021  $ 9,327
Equity capital as a percent
 of assets at December 31    10.60%    10.63%    11.50%
Return on average assets     1.00%     1.19%     1.05%
Return on average equity     9.18%     10.26%    9.37%
Cash dividend payout ratio   32.18%    30.75%    30.04%

STOCK MARKET ANALYSIS AND DIVIDENDS

    The Corporation's common stock is traded inactively in the over-the-counter market. As of December 31, 1996 the approximate number of shareholders of record was 457.

                     Market    Cash       Market   Cash
                     Price   Dividend     Price   Dividend
                          1996                 1995

First Quarter      $ 35.00   $ .17     $ 26.25   $ .17
Second Quarter          45.00     .17  26.50     .18
Third Quarter           45.00     .18  30.00     .19
Fourth Quarter               45.00     .25  30.00     .23



























-71-