Form 10-Q
period 1997-03-31
FNB FINANCIAL CORP /PA/
filed 1997-05-07
CIK 820222

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549-1004

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1997

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

                                YES X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class              Outstanding at March 31, 1997
(Common stock, $0.63 par value)   400,000


















































                            FNB FINANCIAL CORPORATION

                                      INDEX

                                                               Page
PART I  -  FINANCIAL INFORMATION

    Condensed consolidated balance sheets -
      March 31, 1997 and December 31, 1996                 5

    Condensed consolidated statements of income -
      Three months ended March 31, 1997 and 1996           6

    Condensed consolidated statements of cash flows -
      Three months ended March 31, 1997 and 1996           7

    Notes to condensed consolidated financial
      statements                                          8-12

    Table #1 - Schedule of held to maturity and
      available for sale investment activity for the
      period January 1, 1997 through March 31, 1997        10

    Table #2 - Schedule of gross unrealized gains and
      unrealized losses within the held to maturity and
      available for sale investment portfolios by
      investment type                                      11
    Management's discussion and analysis of financial
      condition and results of operations                12-15



PART II  -  OTHER INFORMATION                               16

    Signatures                                             18



























                         PART I - FINANCIAL INFORMATION




































            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                              March 31,     December 31,
                                                1997           1996
ASSETS:                                      (unaudited)    (audited*)

Cash and Due from banks                      $ 3,675,005    $ 2,473,315
Interest-bearing deposits with banks             312,152        327,276
Marketable Debt Securities
       Held-to-maturity (Market value - 1997:
       $4,182,999 and 1996: $4,567,903)        4,171,681      4,559,739
       Available-for-sale                     27,202,919     28,755,272
Marketable Equity Securities
   Available for Sale                            115,640        115,640
Federal Reserve, Atlantic Central Banker's Bank
   and Federal Home Loan Bank Stock              389,600        383,700
Federal Funds Sold                             3,254,000      1,239,000
Loans, net of unearned discount &
       Allowance for loan losses              57,234,712     56,259,929
Bank buildings, equipment, furniture &
       fixtures, net                           3,078,109      3,107,960
Accrued interest receivable                      720,743        675,180
Deferred income tax charges                       60,703          6,548
Other real estate owned                          310,917        318,992
Intangible Assets                                196,943        210,588
Other assets                                     244,151        210,933

    Total Assets                            $100,967,275    $98,644,072
                                              ==========     ==========
LIABILITIES :

Deposits:
   Demand deposits                           $ 8,777,310    $ 9,249,700
   Savings deposits                           28,105,391     26,674,628
   Time certificates                          52,044,952     50,957,962
   Other time deposits                           452,714        251,678
      Total deposits                         $89,380,367    $87,133,968
Accrued interest payable & other liabilities     771,830        708,072
Deferred income taxes                                0              0
Accrued dividends payable                         68,000        100,000

    Total Liabilities                        $90,220,197    $87,942,040

STOCKHOLDERS' EQUITY:

Capital stock, Common, par value $0.63;
   6,000,000 shares authorized; 400,000
   outstanding                               $   252,000    $   252,000
Additional paid-in capital                     1,789,833      1,789,833
Retained earnings                              8,778,355      8,628,183
Net unrealized gain/(loss) on Available-for-sale
   securities, net of tax effects                (73,110)        32,016

    Total Stockholders' Equity               $10,747,078    $10,702,032

    Total Liabilities & Stockholders' Equity$100,967,275    $98,644,072
                                              ==========     ==========

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            Three Months Ended March 31, 1997 and 1996
                            (UNAUDITED)

                                                     1997
1996

Interest & Dividend Income

Interest & fees on loans                         $1,270,780
$1,175,854
       Interest on investment securities:
              U.S. Treasury Securities               11,069
15,743
              Obligations of other U.S.
                  Government Agencies               369,951
309,234
              Obligations of State & Political
                  Subdivisions                      106,739
119,889
       Interest on deposits with banks                3,887
11,018
       Dividends on Equity Securities                 7,441
6,179
       Interest on federal funds sold                18,762
46,618
              Total Interest & Dividend Income    1,788,629
1,684,535

Interest Expense

       Interest on deposits                         927,263
935,976
       Interest on Other Borrowed Money                 559
 0
              Total interest expense                927,822
935,976
              Net interest income                   860,807
748,559
       Provision for loan losses                      9,000
7,500
              Net interest income after
              Provision for loan losses             851,807
741,059

Other income

       Service charges on deposit accounts           14,728
15,436
       Other service charges, collection &
              exchange charges, commissions
              and fees                               46,089
40,983
       Other income                                  10,085
6,436
       Net Securities gains/(losses)                    0
(3,843)
              Total other income                     70,902
59,012

Other expenses                                      655,760
518,613
       Income before income taxes                   266,949
281,458
       Applicable income taxes                       48,807
52,555
  Net income                                       $218,142
$228,903
                                                    =======
=======
Earnings per share of Common Stock:
       Net income per share                           $0.55
$0.57

Cash dividend declared per share                      $0.17
$0.17

Weighted average number of shares outstanding       400,000
400,000

The accompanying notes are an integral part of these condensed financial statements.




          FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended March 31, 1997 and 1996

                                 (UNAUDITED)
                                                      1997            1996
Cash flows from operating activities:
      Net income                                  $  218,171       $  228,903
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
            Depreciation & amortization               68,364           41,633
            Provision for loan losses                  9,000            7,500
            Net (gain)/loss on sales of
              investments                                0
3,843
            (Increase) decrease in accrued
                   interest receivable               (45,561)
(28,299)
             Increase (decrease) in accrued
                   interest payable and
                   other liabilities                  63,758           25,759
             Other (net)                             (33,076)
(94,730)
Net cash provided (used)by operating
      activities                                     280,656          184,609
Cash flows from investing activities:
     Net (increase) decrease in interest-
            bearing deposits with banks               15,124
(493,081)
     Purchases of Held-to-maturity
            securities                                   0
(100,000)
     Purchases of Available-for-sale
            securities                                   0
(3,162,592)
     Proceeds from sales of Available-for-
            sale securities                              0                0
     Proceeds from maturities of Held-to-
            maturity securities                      388,058           17,063
     Proceeds from maturities of Available-
            for-sale securities                    1,393,072        2,711,749
     Purchases of marketable equity securities          0                 0

     Net (increase) decrease in loans               (983,783)
2,040,599
     Proceeds from sale of Other real
            estate owned                               8,075           33,750
     Purchases of bank premises &
            equipment (net)                          (25,011)
(413,293)
     Proceeds from sale of equipment                    0                 0
     Purchase of other bank stock                     (5,900)
(13,700)
Net cash provided (used) by investing
            activities                               789,635
620,495
Cash flows from financing activities:
     Net increase (decrease) in deposits           2,246,399
2,217,056
     Cash dividends paid                            (100,000)
(92,000)
Net cash provided (used) by financing
     activities                                    2,146,399        2,125,056
Net increase (decrease) in cash & cash
     equivalents                                   3,216,690
2,930,160
Cash & cash equivalents, beginning balance         3,712,315        3,110,762
Cash & cash equivalents, ending balance           $6,929,005       $6,040,922
                                                   =========        =========
Supplemental disclosure of cash flows information
     Cash paid during the year for:
           Interest                               $  867,978       $  738,681
           Income taxes                                  0             69,888
Supplemental schedule of noncash investing &
      financing activities
      Unrealized loss on Available-for-sale
           securities                               (110,772)         47,035
      Deferred income tax on unrealized loss on
           available-for-sale securities              37,662          15,992
      Accrued dividends payable                       68,000          68,000
      Other real estate acquired in
           settlement of loans                           0            12,000
      Loan advanced for sale of other real
           estate owned                                  0            50,000

The accompanying notes are an integral part of these condensed financial statements.


                 FNB FINANCIAL CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 1997
                         (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The financial information presented at and for the nine months ended March 31, 1997 and March 31, 1996 is unaudited. Information presented at December 31, 1996, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

NOTE 5 - INVESTMENTS

     The activity within the held to maturity and available for sale portfolios for the period January 1, 1997, through March 31, 1997, is summarized in Table #1 on page 10. No sales were conducted from securities contained within the held to maturity portfolio.

     The amortized cost and estimated market values of investments by investment type and classification as available for sale or held to maturity along with each portfolio's gross unrealized gain or gross unrealized loss are contained in Table #2 on page 11.

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES AND NONACCRUAL LOANS

     Activity in the allowance for loan losses is summarized as follows:

                                                1997       1996

     Allowance for loan losses beginning of the year   $405,612
$405,000
     Loans charged-off during the year:
          Real estate mortgages                        253
19,216
          Installment loans                          1,100
5,469
          Commercial & all other                     3,313
3,766
               Total charge-offs                     4,666
28,451
     Recoveries of loans previously charged-off:
          Real estate mortgages                        0
0
          Installment loans                          2,197
1,719
          Commercial & all other                       341
291
               Total recoveries                      2,538
2,010
     Net loans charged-off (recovered)               2,128
26,441
     Provision for loan losses charged to operations      9,000
   7,500
     Allowance for loan losses, March 31               $412,484
$386,059
                                             ========  ========

The following table shows the principal balance of nonaccrual loans as of March 31, 1997:

Nonaccrual loans                                    $ 920,113.00
                                                      ==========
Interest income that would have been
   accrued at original contract rates                $ 21,021.12
Amount recognized as interest income                   10,754.96
   Foregone revenue                                  $ 10,266.16
                                                       =========

NOTE 7  - COMMITMENTS

     Fort Loudon Office Renovation/Expansion
     As of March 31, 1997, the Board of Directors has committed to an expansion project for the Fort Loudon Branch Office. This project was approved by the Board on August 28, 1996. This renovation/expansion will increase the size of the office, improve customer access and add a one lane drive up facility. Management estimates total expenditures related to this project including additional equipment purchases will be approximately $200,000.


NOTE 8 - OTHER COMMITMENTS

     In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. The bank does not anticipate any losses as a result of these transactions.

                             TABLE #1
        SCHEDULE OF HELD TO MATURITY AND AVAILABLE FOR SALE
                     DEBT SECURITY PORTFOLIOS
                        TRANSACTION SUMMARY
       FOR THE PERIOD JANUARY 1, 1997 THROUGH MARCH 31, 1997

                            HELD TO        AVAILABLE      TOTAL
                            MATURITY       FOR SALE    INVESTMENT
                            PORTFOLIO      PORTFOLIO    PORTFOLIO

BEGINNING BALANCE 1/1/97   $4,559,739    $28,737,883  $33,297,622

PURCHASES                           0              0            0

NET LOSSES                          0              0            0

MATURITIES/CALLS PAYDOWNS/
PREMIUM AMORTIZATION/DISCOUNT
ACCRETION                     388,058      1,393,072    1,781,130

ENDING BALANCE 3/31/97     $4,171,681    $27,344,811  $31,516,492
                            =========     ==========   ==========




                                    TABLE #2
               SCHEDULE OF UNREALIZED GAINS AND UNREALIZED LOSSES
               WITHIN THE HELD TO MATURITY AND AVAILABLE FOR SALE
                    INVESTMENT PORTFOLIOS BY INVESTMENT TYPE
                                 MARCH 31, 1997

                             HELD TO    HELD TO     HELD TO    HELD TO
AVAILABLE   AVAILABLE   AVAILABLE   AVAILABLE
                             MATURITY   MATURITY    MATURITY   MATURITY     FOR
SALE    FOR SALE    FOR SALE    FOR SALE
                              BOOK      MARKET     UNREALIZED UNREALIZED
BOOK       MARKET     UNREALIZED  UNREALIZED
SECURITY PORTFOLIO            VALUE      VALUE         GAIN       LOSS
VALUE       VALUE         GAIN        LOSS

U.S. GOVERNMENT TREASURIES         0          0           0           0
550,771     551,285          514            0

U.S. GOVERNMENT TREASURIES         0          0           0           0
198,764     197,910            0         (854)

U.S. GOVERNMENT AGENCIES           0          0           0           0
897,585     903,276        5,691            0

U.S. GOVERNMENT AGENCIES           0          0           0           0
13,895,407  13,647,242            0     (248,165)

SBA GUARANTEED LOAN POOL
CERTIFICATES                 925,405    930,351        4,946          0
3,471,611   3,542,967       71,356            0

SBA GUARANTEED LOAN POOL
CERTIFICATES                 658,492    655,789           0       (2,704)
182,038     178,850            0       (3,188)

MORTGAGE-BACKED SECURITIES         0          0           0           0
1,028,891   1,051,663       22,773            0

MORTGAGE-BACKED SECURITIES         0          0           0           0
582,716     578,017            0       (4,699)

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                   1,629,866  1,641,727      11,860           0
3,369,624   3,414,716       45,092            0

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                     957,917    955,134           0       (2,783)
3,167,403   3,136,992            0      (30,411)

MARKETABLE EQUITY SECURITIES       0          0           0           0
84,520     115,640       31,120            0

FEDERAL RESERVE BANK STOCK,
ATLANTIC CENTRAL BANKERS BANK
STOCK AND FEDERAL HOME LOAN
BANK STOCK                         0          0           0           0
389,600     389,600            0            0

GRAND TOTALS               4,171,681  4,183,000       16,806      (5,487)
27,818,930  27,708,158      176,546     (287,319)
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

                  FNB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Net income for the first three months of 1997 was $218,142 compared to $228,903 for the same period in 1996. This represents a decrease of $10,761 or 4.70%. Net income on an adjusted per share basis for the first three months of 1997 was $0.55 per share, a decrease of $0.02 from the $0.57 per share for the three months ended March 31, 1996.

Total interest and dividend income for the first three months of 1997 was $1,788,629 compared to $1,684,535 for the three months ended March 31, 1996, representing an increase of $104,094. This increase is a result of both a general increase in the balance of earning assets and higher yields on investments in the Bank's security portfolio and on adjustable rate loans which have repriced to higher interest rates. Since December 31, 1996, net loans have increased $974,783 or 1.73% while the book value of investment debt securities and federal funds sold have increased $233,869. This increase in loans, the Bank's highest yielding interest-earning asset, and subsequent increases in the lower yielding assets of investments and federal funds sold have increased the Bank's interest income for the first three months of 1997.

During the last quarter of 1996 and the first quarter of 1997, interest rates on loans, adjustable rate investments and federal funds sold increased. At the end of the first quarter of 1997, short term interest rates were increased by the Federal Reserve Board. During the first quarter, some investment securities with call features were called by the issuer resulting in the loss of higher interest earning assets. At the same time, management was increasing deposit rates but not at the same pace as that of earning assets. Combined with the aforementioned increase in loans and increase in investments and federal funds sold, net interest income has increased and the bank's net interest margin and interest spread during the first quarter of 1997 have accordingly increased. Management anticipates the continued increase in interest rates on loans and investments and the retention of deposit rates at lower levels will result in the average interest rates earned on assets to increase during the next few earning periods. Although maturing liabilities will be repriced to slightly higher interest rates, the anticipated larger interest rate increases in earning assets is anticipated to create a slight increase in interest spreads and net interest margins.

Interest expense for the three months ended March 31, 1997, was $927,822, a decrease of $8,154 from the $935,976 incurred for the same period in 1996. This decrease is due to a reduction in the cost of time certificates of deposit is a result of the maturity of a large certificate of deposit to a local school district which was earning a premium interest rate for a one year period and the March 1, 1996 reduction of savings account interest rates by 25 basis points. Total deposit volume increased $2,246,399 or 2.58% since December 31, 1996. Savings accounts increased $1,430,763 or 5.36% due to the Bank acquiring a money market account of over $1,000,000 for a local school district on July 1,1996 for the next two year period and the acquisition of a temporary savings account with a balance in excess of $900,000. Non-interest bearing demand deposit accounts decreased $472,390 or 5.11% from December 31, 1996. Time certificates increased $1,086,990, while other time deposits, comprised of Christmas and vacation club accounts, increased $201,036. The increase in the lower cost interest-bearing savings deposits and club accounts contributed to the decrease in interest expense when compared to 1996.

The tax-adjusted net interest margin has increased 27 basis points to 4.08% for the first three months of 1997 from that of the first three months of 1996 which was 3.81%. This increase occurred due to an increase in the yields on earning assets as a result of rising interest rates on adjustable rate loans and investments while the cost of interest-bearing liabilities decreased. The tax-equivalent yield on earning assets for the first three months of
1997 increased .06% to 8.15% from 8.09% for the same period in 1996 while the cost of interest-bearing liabilities decreased .26% to 4.75% from 5.01% for the same period in 1996. Management anticipates to continue to concentrate on the improvement of net interest margin throughout the year. Recent increases in interest rates on adjustable rate loans and securities while higher cost time deposits have matured and been repriced to lower yielding deposits have resulted in an increase in the net interest margin.

Total noninterest income for the first three months of 1997 increased $11,890 due to the net security loss for the same period in 1996 of $3,843 and a $5,100 increase in other service charges and collection fees. Operating expenses for the period ended March 31, 1997, were $655,760 a $137,147 increase from the operating expenses incurred for the same period in 1996 of $518,613. This increase is due to 1) increases in employee wages and benefits of $54,266 as a result of an increase in wage rates, an increase in the number of employees due to the opening of Hancock Community Bank which increased personnel by six employees and an increase in employee participation in the Company's retirement plan; 2) an increase in the cost of fixed assets in the amount of $33,587 due to increased utility bills, depreciation, insurance and taxes as a result of the completed expansion/renovation of the main office facility in September 1996 and the opening of Hancock Community Bank in November 1996 for which depreciation began in the third quarter of 1996; 3) a $16,050 increase in advertising/promotional expenses due to an increased emphasis on television advertising and promotion of the Hancock Community Bank office; and 4) a $3,000 increase in supplies expense, a $6,000 increase in Directors fees due to increased meeting attendance and a $3,000 increase in FDIC assessment expenses due to FICO Bond insurance assessments. Management anticipates the cost of fixed assets to be higher in 1997 than in 1996 due to the main office renovation/expansion depreciation, operating costs of Hancock Community Bank and depreciation costs associated with the Fort Loudon branch office renovation scheduled to begin in mid spring. These costs will result in a decrease in net income during the next several quarters; however, due to the strength of the Bank in regard to its capital position, the Board and management felt it wise to plan for the future growth of the organization by expanding its main office facilities, seizing the opportunity to expand into a new market area which had been targeted by the Board for several years and expanding the size of the Fort Loudon office to better serve customers in that area.

The company's income tax provision for the first three months of 1997 was $48,807 as compared to $52,555 for the first three months of 1996. This decrease in the tax provision in the amount of $3,748 is due to an increase in operating expenses as highlighted above which has reduced taxable income.

The Company continues to operate with a marginal tax rate of 34%, during the first quarter of 1997. The effective income tax rate for the first three months of 1997 was 18.28%, a decrease of .39% from the effective tax rate for the first three months of 1996 of 18.67%. This decrease in the effective tax rate is primarily due to the increase of operating expenses decreasing taxable income.

Total assets as of March 31, 1997, were $100,967,275, an increase of $2,323,203 over the period ending December 31, 1996, representing an increase of 2.36%. Funding this increase in total assets was an increase in total deposits of $2,246,399 or 2.58%. The increase in deposits was the result of increased balances in time deposits of $1,086,990 and in savings account balances of $1,430,763. Net loans as of March 31, 1997, were $57,234,712 compared to $56,259,929 as of December 31, 1996. The allowance for loan losses at the end of the three months was $412,484 compared to $405,607 at year end 1996 and is considered adequate, in management's judgement, to absorb possible losses on existing loans. The provision for loan losses for the first three months of 1997 was $9,000 compared to $7,500 for the same period in 1996.

Total deposits were $89,380,367 as of March 31, 1997, compared to $87,133,968 on December 31, 1996. This represents an increase of $2,246,399 or 2.58% which reflects the activity as discussed previously.

Total equity as of March 31, 1997, was $10,747,078, 10.64% of total assets as compared to $10,702,032, 10.85% of total assets as of December 31, 1996. This slight increase in equity reflects earnings for the first quarter of 1997 offset by a decrease in market value of marketable securities which has resulted in a net unrealized loss on available for sale securities, net of tax effects of ($73,110), a $105,126 decrease from the December 31, 1996 net unrealized gain on available for sale securities, net of tax effects of $32,016.

The Corporation has risk-based capital ratios exceeding regulatory requirements. Risk-based capital guidelines require a minimum ratio of 8.0%. At March 31, 1997, the risk-based capital ratio of the Corporation was 19.83% while at December 31, 1996, the risk-based capital ratio was 20.05%. The following table presents the risk-based capital ratios for the Corporation:


                                           March 31,    Regulatory
                                             1997        Minimum

Leverage Ratio                               10.51%       3.00%
Risk-based capital ratios:
    Tier I (core capital)                    19.09%       4.00%
    Total Capital
    (Tier I and Tier II Capital)             19.83%       8.00%














































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




                              /s/John C. Duffey
                              (John C. Duffey, President
                               and Director of the Company and
                               President/CEO of the Bank)
                              (Duly Authorized Officer)



Date May 6, 1997              /s/Daniel E. Waltz
                              (Daniel E. Waltz, Treasurer
                               and Director of the Company and
                               Senior Vice President/CFO of
                               the Bank)
                              (Principal Financial &
                               Accounting Officer)