Form 10-K/A
period 1996-12-31
FNB FINANCIAL CORP /PA/
filed 1997-05-28
CIK 820222

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (
229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K [ ].
-1-


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