Form 10-Q
period 1997-06-30
FNB FINANCIAL CORP /PA/
filed 1997-08-13
CIK 820222

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549-1004

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1997

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

                                YES X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class              Outstanding at June 30, 1997
(Common stock, $0.63 par value)        400,000


















































                            FNB FINANCIAL CORPORATION

                                      INDEX

                                                               Page
PART I  -  FINANCIAL INFORMATION

    Condensed consolidated balance sheets -
      June 30, 1997 and December 31, 1996                      5

    Condensed consolidated statements of income -
      Three months ended June 30, 1997 and 1996                6

    Condensed consolidated statements of income -
      Six months ended June 30, 1997 and 1996                  7

    Condensed consolidated statements of cash flows -
      Six months ended June 30, 1997 and 1996                  8

    Notes to condensed consolidated financial
      statements                                              9-11

    Table #1 - Schedule of held to maturity and
      available for sale investment activity for the
      period January 1, 1997 through June 30, 1997            12

    Table #2 - Schedule of gross unrealized gains and
      unrealized losses within the held to maturity and
      available for sale investment portfolios by
      investment type                                         13

    Management's discussion and analysis of financial
      condition and results of operations                    14-17


PART II  -  OTHER INFORMATION                                    19

    Signatures                                                20



























                         PART I - FINANCIAL INFORMATION

































            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                              June 30,     December 31,
                                                1997           1996
ASSETS:                                      (unaudited)    (audited*)

Cash and Due from banks                      $ 4,429,266    $ 2,473,315
Interest-bearing deposits with banks             317,459        327,276
Marketable Debt Securities
       Held-to-maturity (Market value - 1997:
       $3,972,434 and 1996: $4,567,903)        3,961,345      4,559,739
       Available-for-sale                     27,267,730     28,755,272
Marketable Equity Securities
   Available for Sale                            124,020        115,640
Federal Reserve, Atlantic Central Banker's Bank
   and Federal Home Loan Bank Stock              389,600        383,700
Federal Funds Sold                             2,132,000      1,239,000
Loans, net of unearned discount &
       Allowance for loan losses              56,591,051     56,259,929
Bank buildings, equipment, furniture &
       fixtures, net                           3,168,107      3,107,960
Accrued interest receivable                      624,720        675,180
Deferred income tax charges                          0            6,548
Other real estate owned                          369,028        318,992
Intangible Assets                                183,298        210,588
Other assets                                     190,282        210,933

    Total Assets                             $99,747,906    $98,644,072
                                              ==========     ==========
LIABILITIES :

Deposits:
   Demand deposits                           $ 8,411,313    $ 9,249,700
   Savings deposits                           26,797,063     26,674,628
   Time certificates                          52,180,345     50,957,962
   Other time deposits                           480,943        251,678
      Total deposits                         $87,869,664    $87,133,968
Accrued interest payable & other liabilities     723,057        708,072
Deferred income taxes                             14,989            0
Accrued dividends payable                         72,000        100,000

    Total Liabilities                        $88,679,710    $87,942,040

STOCKHOLDERS' EQUITY:

Capital stock, Common, par value $0.63;
   6,000,000 shares authorized; 400,000
   outstanding                               $   252,000    $   252,000
Additional paid-in capital                     1,789,833      1,789,833
Retained earnings                              8,952,540      8,628,183
Net unrealized gain/(loss) on Available-for-sale
   securities, net of tax effects                 73,823         32,016

    Total Stockholders' Equity               $11,068,196    $10,702,032

    Total Liabilities & Stockholders' Equity $99,747,906    $98,644,072
                                              ==========     ==========

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             Three Months Ended June 30, 1997 and 1996
                            (UNAUDITED)

                                                     1997
1996

Interest & Dividend Income

Interest & fees on loans                         $1,318,651
$1,176,773
       Interest on investment securities:
              U.S. Treasury Securities               11,061
13,153
              Obligations of other U.S.
                  Government Agencies               358,468
344,122
              Obligations of State & Political
                  Subdivisions                      105,837
117,297
       Interest on deposits with banks                4,930
9,421
       Dividends on Equity Securities                 6,446
6,361
       Interest on federal funds sold                43,473
28,568
              Total Interest & Dividend Income    1,848,866
1,695,695

Interest Expense

       Interest on deposits                         951,038
920,870
              Net interest income                   951,038
774,825
       Provision for loan losses                     43,500
37,500
              Net interest income after
              Provision for loan losses             854,328
737,325

Other income

       Service charges on deposit accounts           18,268
15,947
       Other service charges, collection &
              exchange charges, commissions
              and fees                               51,969
43,131
       Other income                                  40,593
13,386
       Net Securities gains/(losses)                     95
 0
              Total other income                    110,925
72,464

Other expenses                                      650,028
541,253
       Income before income taxes                   315,225
268,536
       Applicable income taxes                       69,011
56,150
  Net income                                       $246,214
$212,386
                                                    =======
=======
Earnings per share of Common Stock:
       Net income per share                           $0.62
$0.53

Cash dividend declared per share                      $0.18
$0.17

Weighted average number of shares outstanding       400,000
400,000

The accompanying notes are an integral part of these condensed financial statements.






     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

              Six Months Ended June 30, 1997 and 1996
                            (UNAUDITED)

                                                    1997
1996

Interest & Dividend Income

       Interest & fees on loans                  $2,589,431
$2,352,627
       Interest on investment securities:
              U.S. Treasury Securities               22,130
28,896
              Obligations of other U.S.
                Government Agencies                 728,419
653,356
              Obligations of State & Political
                Subdivisions                        212,576
237,186
       Interest on deposits with banks                8,817
20,439
       Dividends on Equity Securities                13,887
12,540
       Interest on federal funds sold                62,235
75,186
              Total Interest & Dividend Income    3,637,495
3,380,230

Interest Expense

       Interest on deposits                       1,878,301
1,856,846
       Interest on FHLB Advances                        559
 0
              Total Interest Expense              1,878,860
1,856,846
              Net interest income                 1,758,635
1,523,384
       Provision for loan losses                     52,500
45,000
              Net interest income after
                Provision for loan losses         1,706,135
1,478,384

Other income

       Service charges on deposit accounts           32,996
31,383
       Other service charges, collection &
             exchange charges, commissions
             and fees                                98,058
84,114
       Other income                                  50,678
19,822
       Net Securities gains/(losses)                     95
(3,843)
              Total other income                    181,827
131,476

Other expenses                                    1,305,788
1,059,866
       Income before income taxes                   582,174
549,994
       Applicable income taxes                      117,818
108,705

       Net income                                  $464,356
$441,289
                                                    =======
=======
Earnings per share of Common Stock:
       Net income per share                           $1.16
$1.10

Cash dividend declared per share                      $0.35
$0.34

Weighted average number of shares outstanding       400,000
400,000




The accompanying notes are an integral part of these condensed financial statements.
          FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended June 30, 1997 and 1996

                                 (UNAUDITED)
                                                      1997            1996
Cash flows from operating activities:
      Net income                                  $  464,356       $  441,289
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
            Depreciation & amortization              138,012           85,686
            Provision for loan losses                 52,500           45,000
            Net (gain)/loss on sales of
              investments                                 95
3,843
            (Increase) decrease in accrued
                   interest receivable                50,460
(54,061)
             Increase (decrease) in accrued
                   interest payable and
                   other liabilities                  14,985
(76,198)
             Other (net)                              20,414
(81,243)
Net cash provided (used)by operating
      activities                                     741,822          364,316
Cash flows from investing activities:
     Net (increase) decrease in interest-
            bearing deposits with banks                9,817
440
     Purchases of Held-to-maturity
            securities                              (151,662)
(100,000)
     Purchases of Available-for-sale
            securities                            (1,875,375)
(5,862,451)
     Proceeds from sales of Available-for-
            sale securities                          709,447              0
     Proceeds from maturities of Held-to-
            maturity securities                      750,056           69,586
     Proceeds from maturities of Available-
            for-sale securities                    2,714,409        4,539,513
     Purchases of marketable equity securities        (5,880)             0

     Net (increase) decrease in loans               (443,933)
(199,353)
     Proceeds from sale of Other real
            estate owned                              10,075           39,000
     Purchases of bank premises &
            equipment (net)                         (170,621)
(718,249)
     Purchase of other bank stock                     (5,900)
(13,700)
Net cash provided (used) by investing
            activities                             1,540,433
(2,245,214)
Cash flows from financing activities:
     Net increase (decrease) in deposits             735,696
2,695,810
     Cash dividends paid                            (168,000)
(160,000)
Net cash provided (used) by financing
     activities                                      567,696
2,535,810)
Net increase (decrease) in cash & cash
     equivalents                                   2,848,951
654,912
Cash & cash equivalents, beginning balance         3,712,315        3,110,762
Cash & cash equivalents, ending balance           $6,561,266       $3,765,674
                                                   =========        =========
Supplemental disclosure of cash flows information
     Cash paid during the year for:
           Interest                               $1,876,388       $1,698,571
           Income taxes                               38,924          206,688
Supplemental schedule of noncash investing &
      financing activities
      Unrealized gain (loss) on Available-for-sale
           securities                                111,853        (327,302)
      Deferred income tax asset (liability) on
           unrealized gain or loss on
           available-for-sale securities             (38,030)        111,283
      Accrued dividends payable                       72,000          68,000
      Other real estate acquired in
           settlement of loans                        59,311          59,090
      Loan advanced for sale of other real
           estate owned                                  0            50,000

The accompanying notes are an integral part of these condensed financial statements.



                          FNB FINANCIAL CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1997
                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The financial information presented at and for the six months ended June 30, 1997 and June 30, 1996 is unaudited. Information presented at December 31, 1996, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

NOTE 5 - INVESTMENTS

     The activity within the held to maturity and available for sale portfolios for the period January 1, 1997, through June 30, 1997, is summarized in Table #1 on page 11. No sales were conducted from securities contained within the held to maturity portfolio.
     The amortized cost and estimated market values of investments by investment type and classification as available for sale or held to maturity along with each portfolio's gross unrealized gain or gross unrealized loss are contained in Table #2 on page 12.

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is summarized as follows:

                                                1997       1996

     Allowance for loan losses beginning of the year   $405,612
$405,000
     Loans charged-off during the year:
          Real estate mortgages                      3,785
51,090
          Installment loans                         11,231
5,712
          Commercial & all other                     3,313
3,766
               Total charge-offs                    18,329
60,568
     Recoveries of loans previously charged-off:
          Real estate mortgages                        507
 0
          Installment loans                          4,531
6,177
          Commercial & all other                       416
481
               Total recoveries                      5,454
6,658
     Net loans charged-off (recovered)              12,875
53,910
     Provision for loan losses charged to operations     52,500
  45,000
     Allowance for loan losses, June 30                $445,236
$396,090
                                             ========  ========






The following table shows the principal balance of nonaccrual loans as of June 30, 1997:

Nonaccrual loans                                    $ 703,085.66
                                                      ==========
Interest income that would have been
   accrued at original contract rates                $ 33,755.42
Amount recognized as interest income                   15,692.22
   Foregone revenue                                  $ 18,063.20
                                                       =========

NOTE 7  - COMMITMENTS

     Fort Loudon Office Renovation/Expansion
     As of June 30, 1997, the Board of Directors has committed to an expansion project for the Fort Loudon Branch Office. This project was approved by the Board on August 28, 1996. This renovation/expansion will increase the size of the office, improve customer access and add one lane drive up facility. Management estimates total expenditures related to this project including additional equipment purchases will be approximately $200,000.


NOTE 8 - OTHER COMMITMENTS

     In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. The bank does not anticipate any losses as a result of these transactions.

























                             TABLE #1
        SCHEDULE OF HELD TO MATURITY AND AVAILABLE FOR SALE
                     DEBT SECURITY PORTFOLIOS
                        TRANSACTION SUMMARY
       FOR THE PERIOD JANUARY 1, 1997 THROUGH JUNE 30, 1997

                            HELD TO        AVAILABLE      TOTAL
                            MATURITY       FOR SALE    INVESTMENT
                            PORTFOLIO      PORTFOLIO    PORTFOLIO

BEGINNING BALANCE 1/1/97   $4,559,739    $28,737,883  $33,297,622

PURCHASES                     151,662      1,875,375    2,027,037

PROCEEDS FROM SALES                 0        709,447      709,447

NET LOSSES/(GAINS)                  0             95           95

MATURITIES/CALLS PAYDOWNS/
PREMIUM AMORTIZATION/DISCOUNT
ACCRETION                     750,056      2,714,409    3,464,465

ENDING BALANCE 6/30/97     $3,961,345    $27,189,497  $31,150,842
                            =========     ==========   ==========




























                                     TABLE #2
                SCHEDULE OF UNREALIZED GAINS AND UNREALIZED LOSSES
                WITHIN THE HELD TO MATURITY AND AVAILABLE FOR SALE
                     INVESTMENT PORTFOLIOS BY INVESTMENT TYPE
                                  JUNE 30, 1997

                             HELD TO    HELD TO     HELD TO    HELD TO
AVAILABLE   AVAILABLE   AVAILABLE   AVAILABLE
                             MATURITY   MATURITY    MATURITY   MATURITY     FOR
SALE    FOR SALE    FOR SALE    FOR SALE
                              BOOK      MARKET     UNREALIZED UNREALIZED     BOOK
      MARKET     UNREALIZED  UNREALIZED
SECURITY PORTFOLIO            VALUE      VALUE         GAIN       LOSS
VALUE       VALUE         GAIN        LOSS

U.S. GOVERNMENT TREASURIES         0          0           0           0
499,851     501,190        1,339            0

U.S. GOVERNMENT TREASURIES         0          0           0           0
99,135      98,940            0         (195)

U.S. GOVERNMENT AGENCIES           0          0           0           0
8,337,803   8,368,157       30,354            0

U.S. GOVERNMENT AGENCIES           0          0           0           0
7,097,462   7,025,600            0      (71,862)

SBA GUARANTEED LOAN POOL
CERTIFICATES                 316,152    318,900       2,748           0
2,763,000   2,814,953       51,953            0

SBA GUARANTEED LOAN POOL
CERTIFICATES               1,270,241  1,263,968           0       (6,273)
302,587     301,515            0       (1,072)

MORTGAGE-BACKED SECURITIES         0          0           0           0
941,533     958,638       17,105            0

MORTGAGE-BACKED SECURITIES         0          0           0           0
485,517     483,619            0       (1,898)

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                   1,844,974  1,860,703      15,729           0
4,571,250   4,637,633       66,383            0

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                     529,978    528,863           0       (1,115)
2,091,358   2,077,485            0      (13,873)

MARKETABLE EQUITY SECURITIES       0          0           0           0
90,400     124,020       33,620            0

FEDERAL RESERVE BANK STOCK,
ATLANTIC CENTRAL BANKERS BANK
STOCK AND FEDERAL HOME LOAN
BANK STOCK                         0          0           0           0
389,600     389,600            0            0

GRAND TOTALS               3,961,345  3,972,434       18,477      (7,388)
27,669,497  27,781,350      200,754      (88,900)
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




                  FNB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Net income for the first six months of 1997 was $464,356 compared to $441,289 for the same period in 1996. This represents an increase of $23,067 or 5.23%. Net income on an adjusted per share basis for the first six months of 1997 was $1.16 per share, a decrease of $0.06 from the $1.10 per share for the six months ended June 30, 1996.

Total interest and dividend income for the first six months of 1997 was $3,637,495 compared to $3,380,230 for the six months ended June 30, 1996, representing an increase of $257,265. This increase is a result of both higher yields on investments and an increase in the average balances of loans in the loan portfolio. Since June 30, 1996, net loans have increased $3,651,923 or 6.90%. This increase combined with an slight decrease in the yield on the loan portfolio from 9.25% for the first six months of 1996 to 9.15% for the first six months in 1997 resulted in an increase of loan interest income in the amount of $236,804. The book value of investment debt securities has decreased $1,688,231 since June 30, 1996; however, interest income on these securities increased $43,687 as a result of an increase in the yield on these securities from 6.50% for the first six months of 1996 to 6.70% for the first six months of 1997.

During the first quarter of 1997, short-term interest rates were increased 0.25% by the Federal Reserve Board. Since that increase,
interest rates have remained relatively the same.   As a result of
this stable interest rate environment in which interest rates are not anticipated to increase, several investment securities with call features were called by the issuer resulting in the loss of higher interest earning assets. At the same time, management has increased deposit rates only slightly but not at the same pace as that of earning assets. The result, combined with the aforementioned increase in loans and increase in investment yield, has been an increase in the bank's net interest margin and interest spread during the first and second quarters of 1997. Management anticipates the increase in interest rates on loans and investments and the retention of deposit rates at lower levels will result in a slight increase in interest spreads and net interest margins.

Interest expense for the six months ended June 30, 1997, was $1,878,860, an increase of $22,014 over the $1,856,846 incurred for the same period in 1996. This very small increase is due to the retention of deposits rates at lower levels. Total deposit volume increased $4,257,567 or 5.09% since June 30, 1996. This increase is the result of a $1,970,266 or 3.92% increase in time certificates of deposit due to movement of funds from lower yielding savings accounts and other financial institutions.
Savings accounts increased $1,963,700 or 7.91% while non-interest bearing demand deposit accounts increased $285,355 or 3.51% from June 30, 1996. Although the volumes of deposits in both time deposits and savings accounts have increased, the cost of these deposits has decreased from the same period in 1996. The cost of total interest bearing deposits for the first six months of 1997 was 4.80% compared to 4.94% for the same period in 1996. This decrease in cost of deposits and increase in volume of interest bearing deposits resulted in the $22,014 increase in interest expense as discussed earlier.

The tax-adjusted net interest margin has increased 37 basis points to 4.21% for the first six months of 1997 from that of the first six months of 1996 which was 3.84%. This increase occurred due to an increase in the yield on earning assets while the cost of interest bearing liabilities has decreased. The tax-equivalent yield on earning assets for the first six months of 1997 increased
 .33% to 8.39% from 8.06% for the same period in 1996 while the cost of interest-bearing liabilities decreased .14% to 4.80% from 4.94% for the same period in 1996. This decrease in cost of interest-bearing liabilities and increase in yield on earning assets has resulted in an increase in the net interest margin. Management anticipates to continue to concentrate on the retention and improvement of the net interest margin at this higher level throughout the year and has taken steps to improve it by decreasing rates on money market accounts.

Total noninterest income increased $50,351 due primarily to a $31,211 gain on the sale of the Bank's portfolio of student loans on June 19 and a $10,000 increase in the commission received on the disability and life insurance written on consumer installment and mortgage loans over the same period in 1996. Operating expenses for the period ended June 30, 1997, were $1,305,788, a $245,922 increase from the operating expenses incurred for the same period in 1996 of $1,059,866. This increase is due to 1) increases in employee wages and benefits of $104,898, a result of an increase in wage rates, an increase in the number of employees due to the opening of the Hancock Community Bank in November 1996 which increased personnel by six employees and an increase in employee participation in the Company's retirement plan and health insurance plans; 2) an increase in the cost of fixed assets in the amount of $60,261 due to increased utility bills, depreciation, insurance and taxes as a result of the completed renovation/expansion of the main office facility in September 1996 and the opening of Hancock Community Bank in November 1996; 3) an increase in the Promotion/Advertising expenses of the Bank in the amount of $22,049 over 1996 due to increased promotional/advertising campaigns; and
4) an $8,400 increase in communications expenses due to computer connection fees of Hancock Community Bank; a $6,400 increase in professional fees due to appraisal costs of the main office; a $6,000 increase in regulatory assessments due to FDIC charges for FICO Bond interest; and a $9,500 increase in professional development expenses due to increased costs of conventions, seminars, and other banking related education.

The company's income tax provision for the first six months of 1997 was $117,818 as compared to $108,705 for the first six months of 1996. This increase in the tax provision in the amount of $9,113 is due to an decrease in tax-free income in relation to income before income taxes. During the first six months of 1997 total tax-free income was $258,922 or 44.48% of income before income taxes compared to $321,813 or 58.51% of income before income taxes for the same period in 1996.

Although the Company continues to operate with a marginal tax rate of 34%, the effective income tax rate for the first six months of 1997 was 20.24%, an increase of 0.48% from the effective tax rate for the first six months of 1996 of 19.76%. This increase in the effective tax rate is primarily due to the decrease of tax-free interest income in relation to income before income taxes.

Total assets as of June 30, 1997, were $99,747,906 an increase of $1,103,834 over the period ending December 31, 1996, representing an increase of 1.12%. Funding this increase in total assets was an increase in total deposits of $735,696 or 0.84%. The increase in deposits was the result of increased balances in time deposits of $1,222,383 and in savings account balances of $122,435 which were offset by a decrease in demand deposits of $838,387 since December 31, 1996. Net loans as of June 30, 1997, were $56,591,051 compared to $56,259,929 as of December 31, 1996. The allowance for loan losses at the end of the six months was $445,236 compared to $405,612 at year end 1996 and is considered adequate, in management's judgement, to absorb possible losses on existing loans. The provision for loan losses for the first six months of 1997 was $52,500 compared to $45,000 for the same period in 1996.

Total deposits were $87,869,664 as of June 30, 1997, compared to $87,133,968 on December 31, 1996. This represents an increase of $735,696 or 0.84% which reflects the activity as discussed previously.

Total equity as of June 30, 1997, was $11,068,196, 11.10% of total assets as compared to $10,702,032, 10.85% of total assets as of December 31, 1996. This increase in equity reflects the reinvestment of earnings into the corporation.

The Corporation has risk-based capital ratios exceeding regulatory requirements. Risk-based capital guidelines require a minimum ratio of 8.0%. At June 30, 1997, the risk-based capital ratio of the Corporation was 19.66% while at December 31, 1996, the risk-based capital ratio was 20.05%. The following table presents the risk-based capital ratios for the Corporation:

                                            June 30,    Regulatory
                                              1997       Minimum

Leverage Ratio                               10.84%       3.00%
Risk-based capital ratios:
    Tier I (core capital)                    18.94%       4.00%
    Total Capital
    (Tier I and Tier II Capital)             19.66%       8.00%





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




                              /s/John C. Duffey
                              (John C. Duffey, President
                               and Director of the Company and
                               President of the Bank)
                              (Duly Authorized Officer)



Date August 12, 1997          /s/Daniel E. Waltz
                              (Daniel E. Waltz, Treasurer
                               and Director of the Company and
                               Senior Vice President/CFO of
                               the Bank)
                              (Principal Financial &
                               Accounting Officer)