Form 10-Q
period 1997-09-30
FNB FINANCIAL CORP /PA/
filed 1997-10-29
CIK 820222

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549-1004

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1997

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

                                YES X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class              Outstanding at September 30, 1997
(Common stock, $0.63 par value)   400,000


















































                            FNB FINANCIAL CORPORATION

                                      INDEX

                                                               Page
PART I  -  FINANCIAL INFORMATION

    Condensed consolidated balance sheets -
      September 30, 1997 and December 31, 1996                 5

    Condensed consolidated statements of income -
      Three months ended September 30, 1997 and 1996           6

    Condensed consolidated statements of income -
      Nine months ended September 30, 1997 and 1996            7

    Condensed consolidated statements of cash flows -
      Nine months ended September 30, 1997 and 1996            8

    Notes to condensed consolidated financial
      statements                                              9-11

    Table #1 - Schedule of held to maturity and
      available for sale investment activity for the
      period January 1, 1997 through September 30, 1997        12

    Table #2 - Schedule of gross unrealized gains and
      unrealized losses within the held to maturity and
      available for sale investment portfolios by
      investment type                                          13

    Management's discussion and analysis of financial
      condition and results of operations                    14-17


PART II  -  OTHER INFORMATION                                    19

    Signatures                                                20



























                         PART I - FINANCIAL INFORMATION

































            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                           September 30,     December 31,
                                                1997           1996
ASSETS:                                      (unaudited)    (audited*)

Cash and Due from banks                      $ 2,481,447    $ 2,473,315
Interest-bearing deposits with banks             497,330        327,276
Marketable Debt Securities
       Held-to-maturity (Market value - 1997:
       $3,559,086 and 1996: $4,567,903)        3,547,172      4,559,739
       Available-for-sale                     26,898,014     28,755,272
Marketable Equity Securities
   Available for Sale                            124,020        115,640
Federal Reserve, Atlantic Central Banker's Bank
   and Federal Home Loan Bank Stock              389,600        383,700
Federal Funds Sold                             3,710,000      1,239,000
Loans, net of unearned discount &
       Allowance for loan losses              58,068,358     56,259,929
Bank buildings, equipment, furniture &
       fixtures, net                           3,302,811      3,107,960
Accrued interest receivable                      704,275        675,180
Deferred income tax charges                          0            6,548
Other real estate owned                          418,618        318,992
Intangible Assets                                198,314        210,588
Other assets                                     145,950        210,933

    Total Assets                            $100,485,909    $98,644,072
                                             ===========     ==========
LIABILITIES :
Deposits:
   Demand deposits                           $ 9,198,344    $ 9,249,700
   Savings deposits                           25,232,677     26,674,628
   Time certificates                          52,952,915     50,957,962
   Other time deposits                           673,388        251,678
      Total deposits                         $88,057,324    $87,133,968
Accrued interest payable & other liabilities     866,649        708,072
Deferred income taxes                             40,742            0
Other Borrowed Funds                             174,296            0
Accrued dividends payable                         76,000        100,000

    Total Liabilities                        $89,215,011    $87,942,040

STOCKHOLDERS' EQUITY:

Capital stock, Common, par value $0.63;
   6,000,000 shares authorized; 400,000
   outstanding                               $   252,000    $   252,000
Additional paid-in capital                     1,789,833      1,789,833
Retained earnings                              9,105,251      8,628,183
Net unrealized gain/(loss) on Available-for-sale
   securities, net of tax effects                123,814         32,016

    Total Stockholders' Equity               $11,270,898    $10,702,032

    Total Liabilities & Stockholders' Equity$100,485,909    $98,644,072
                                             ===========     ==========

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          Three Months Ended September 30, 1997 and 1996
                            (UNAUDITED)

                                                     1997
1996

Interest & Dividend Income

Interest & fees on loans                         $1,325,252
$1,245,558
       Interest on investment securities:
              U.S. Treasury Securities                7,938
11,084
              Obligations of other U.S.
                  Government Agencies               359,652
352,242
              Obligations of State & Political
                  Subdivisions                      104,737
116,919
       Interest on deposits with banks                7,113
4,181
       Dividends on Equity Securities                 6,570
6,350
       Interest on federal funds sold                45,314
42,187
              Total Interest & Dividend Income    1,856,576
1,778,521

Interest Expense

       Interest on other borrowed funds               2,419
 0
       Interest on deposits                         965,611
926,206
              Total interest expense                968,030
926,206
              Net interest income                   888,546
852,315
       Provision for loan losses                     50,000
17,500
              Net interest income after
              Provision for loan losses             838,546
834,815

Other income

       Service charges on deposit accounts           19,726
15,367
       Other service charges, collection &
              exchange charges, commissions
              and fees                               55,431
42,677
       Other income                                   9,427
6,821
       Net Securities gains/(losses)                  1,806
 0
              Total other income                     86,390
64,865

Other expenses                                      634,295
570,409
       Income before income taxes                   290,641
329,271
       Applicable income taxes                       61,931
67,120
  Net income                                       $228,710
$262,151
                                                    =======
=======
Earnings per share of Common Stock:
       Net income per share                           $0.57
$0.66

Cash dividend declared per share                      $0.19
$0.18

Weighted average number of shares outstanding       400,000
400,000

The accompanying notes are an integral part of these condensed financial statements.






     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           Nine Months Ended September 30, 1997 and 1996
                            (UNAUDITED)

                                                    1997
1996

Interest & Dividend Income

       Interest & fees on loans                  $3,914,682
$3,598,185
       Interest on investment securities:
              U.S. Treasury Securities               30,068
39,980
              Obligations of other U.S.
                Government Agencies               1,088,071
1,005,598
              Obligations of State & Political
                Subdivisions                        317,313
354,105
       Interest on deposits with banks               15,930
24,620
       Dividends on Equity Securities                20,457
18,890
       Interest on federal funds sold               107,549
117,373
              Total Interest & Dividend Income    5,494,070
5,158,751

Interest Expense
       Interest on Other Borrowed Funds               2,978
 0
       Interest on deposits                       2,843,912
2,783,052
              Total interest expense              2,846,890
2,783,052
              Net interest income                 2,647,180
2,375,699
       Provision for loan losses                    102,500
62,500
              Net interest income after
                Provision for loan losses         2,544,680
2,313,199

Other income

       Service charges on deposit accounts           52,722
46,750
       Other service charges, collection &
             exchange charges, commissions
             and fees                               153,489
126,791
       Other income                                  60,106
26,643
       Net Securities gains/(losses)                  1,901
(3,843)
              Total other income                    268,218
196,341

Other expenses                                    1,940,083
1,630,275
       Income before income taxes                   872,815
879,265
       Applicable income taxes                      179,749
175,825

       Net income                                  $693,066
$703,440
                                                    =======
=======
Earnings per share of Common Stock:
       Net income per share                           $1.73
$1.76

Cash dividend declared per share                      $0.54
$0.52

Weighted average number of shares outstanding       400,000
400,000



The accompanying notes are an integral part of these condensed financial statements.
          FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine Months Ended September 30, 1997 and 1996

                                 (UNAUDITED)
                                                      1997            1996
Cash flows from operating activities:
      Net income                                  $  693,066       $  703,440
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
            Depreciation & amortization              178,967          147,125
            Provision for loan losses                102,500           62,500
            Net (gain)/loss on sales of
              investments                             (1,901)
3,843
            (Increase) decrease in accrued
                   interest receivable               (29,095)
(50,417)
             Increase (decrease) in accrued
                   interest payable and
                   other liabilities                 158,577
(23,000)
             Other (net)                              63,137
(319,981)
Net cash provided (used)by operating
      activities                                   1,165,251          523,510
Cash flows from investing activities:
     Net (increase) decrease in interest-
            bearing deposits with banks             (170,054)
194,535
     Purchases of Held-to-maturity securities       (151,662)
(100,000)
     Purchases of Available-for-sale
            securities                            (4,247,391)
(7,198,170)
     Proceeds from sales of Available-for-
            sale securities                          709,352              0
     Proceeds from maturities of Held-to-
            maturity securities                    1,164,229          466,596
     Proceeds from maturities of Available-
            for-sale securities                    5,532,786        5,264,825
     Purchases of marketable equity securities        (5,880)             0

     Net (increase) decrease in loans             (2,018,640)
(1,056,459)
     Proceeds from sale of Other real
            estate owned                              10,075           39,000
     Purchases of bank premises &
            equipment (net)                         (361,686)
(977,442)
     Proceeds from sale of equipment                    0                 0
     Purchase of other bank stock                     (5,900)
(13,700)
Net cash provided (used) by investing
            activities                               456,229
(3,380,815)
Cash flows from financing activities:
     Net increase (decrease) in deposits             923,356
6,370,001
     Net increase (decrease) in other borrowed
            funds                                    174,296              0

     Cash dividends paid                            (240,000)
(228,000)
Net cash provided (used) by financing
     activities                                      857,652        6,142,001
Net increase (decrease) in cash & cash
     equivalents                                   2,479,132
3,284,696
Cash & cash equivalents, beginning balance         3,712,315        3,110,762
Cash & cash equivalents, ending balance           $6,191,447       $6,395,458
                                                   =========        =========
Supplemental disclosure of cash flows information
     Cash paid during the year for:
           Interest                               $2,784,186       $2,634,234
           Income taxes                              104,565          275,088
Supplemental schedule of noncash investing &
      financing activities
      Unrealized loss on Available-for-sale
           securities                                187,602        (277,997)
      Deferred income tax on unrealized loss on
           available-for-sale securities             (63,788)         94,519
      Accrued dividends payable                       76,000          72,000
      Other real estate acquired in
           settlement of loans                       201,311          75,027
      Loan advanced for sale of other real
           estate owned                               93,600          50,000

The accompanying notes are an integral part of these condensed financial statements.

                 FNB FINANCIAL CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997
                         (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The financial information presented at and for the nine months ended September 30, 1997 and September 30, 1996 is unaudited. Information presented at December 31, 1996, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

NOTE 5 - INVESTMENTS

     The activity within the held to maturity and available for sale portfolios for the period January 1, 1997, through September 30, 1997, is summarized in Table #1 on page 12. No sales were conducted from securities contained within the held to maturity portfolio.

     The amortized cost and estimated market values of investments by investment type and classification as available for sale or held to maturity along with each portfolio's gross unrealized gain or gross unrealized loss are contained in Table #2 on page 13.

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES AND NONACCRUAL LOANS

     Activity in the allowance for loan losses is summarized as follows:

                                                1997       1996

     Allowance for loan losses beginning of the year   $405,612
$405,000
     Loans charged-off during the year:
          Real estate mortgages                     22,820
51,090
          Installment loans                         43,307
24,135
          Commercial & all other                    65,995
4,530
               Total charge-offs                   132,122
79,755
     Recoveries of loans previously charged-off:
          Real estate mortgages                        507
 0
          Installment loans                          6,535
9,636
          Commercial & all other                       805
830
               Total recoveries                      7,847
10,466
     Net loans charged-off (recovered)             124,275
69,289
     Provision for loan losses charged to operations    102,500
  62,500
     Allowance for loan losses, September 30           $383,837
$398,211
                                             ========  ========

The following table shows the principal balance of nonaccrual loans as of September 30, 1997:

Nonaccrual loans                                    $ 457,920.02
                                                      ==========
Interest income that would have been
   accrued at original contract rates                $ 33,503.14
Amount recognized as interest income                   16,043.71
   Foregone revenue                                  $ 17,459.43
                                                       =========

NOTE 7  - COMMITMENTS

     Fort Loudon Office Renovation/Expansion
     As of September 30, 1997, the Board of Directors has committed to an expansion project for the Fort Loudon Branch Office. This project was approved by the Board on August 28, 1996. This renovation/expansion will increase the size of the office, improve customer access and add a one lane drive-up facility. Management estimates total expenditures related to this project including additional equipment purchases will be approximately $200,000. Renovation, design, and construction costs of $173,709 were incurred as of September 30, 1997. These expenditures are included in the September 30, 1997 financial statements under the balance sheet caption "Bank building, equipment, furniture and fixtures, net."

NOTE 8 - OTHER COMMITMENTS

     In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. The bank does not anticipate any losses as a result of these transactions.





















                             TABLE #1
        SCHEDULE OF HELD TO MATURITY AND AVAILABLE FOR SALE
                     DEBT SECURITY PORTFOLIOS
                        TRANSACTION SUMMARY
     FOR THE PERIOD JANUARY 1, 1997 THROUGH SEPTEMBER 30, 1997

                            HELD TO        AVAILABLE      TOTAL
                            MATURITY       FOR SALE    INVESTMENT
                            PORTFOLIO      PORTFOLIO    PORTFOLIO

BEGINNING BALANCE 1/1/97   $4,559,739    $28,737,883  $33,297,622

PURCHASES                     151,662      4,247,391    4,399,053

PROCEEDS FROM SALES                 0        709,352      709,352

NET GAINS (1)                       0         (1,901)      (1,901)

MATURITIES/CALLS PAYDOWNS/
PREMIUM AMORTIZATION/DISCOUNT
ACCRETION                   1,164,229      5,533,786    6,698,015

ENDING BALANCE 9/30/96     $3,547,172    $26,744,037  $30,291,209
                            =========     ==========   ==========

NOTE (1):  THE NET SECURITY GAINS ARE THE RESULT OF DISCOUNT

           REMAINING ON AFS SECURITIES WHICH HAD BEEN CALLED.




























                                     TABLE #2
                SCHEDULE OF UNREALIZED GAINS AND UNREALIZED LOSSES
                WITHIN THE HELD TO MATURITY AND AVAILABLE FOR SALE
                     INVESTMENT PORTFOLIOS BY INVESTMENT TYPE
                                SEPTEMBER 30, 1997

                             HELD TO    HELD TO     HELD TO    HELD TO
AVAILABLE   AVAILABLE   AVAILABLE   AVAILABLE
                             MATURITY   MATURITY    MATURITY   MATURITY     FOR
SALE    FOR SALE    FOR SALE    FOR SALE
                              BOOK      MARKET     UNREALIZED UNREALIZED     BOOK
      MARKET     UNREALIZED  UNREALIZED
SECURITY PORTFOLIO            VALUE      VALUE         GAIN       LOSS
VALUE       VALUE         GAIN        LOSS

U.S. GOVERNMENT TREASURIES         0          0           0           0
498,622     499,970        1,348            0

U.S. GOVERNMENT TREASURIES         0          0           0           0
 0           0            0            0

U.S. GOVERNMENT AGENCIES           0          0           0           0
8,946,545   8,994,631       48,086            0

U.S. GOVERNMENT AGENCIES           0          0           0           0
6,089,777   6,058,297            0      (31,480)

SBA GUARANTEED LOAN POOL
CERTIFICATES                 826,258    829,516        3,258          0
2,747,024   2,795,962       48,938            0

SBA GUARANTEED LOAN POOL
CERTIFICATES                 725,468    721,332           0       (4,136)
121,864     121,045            0         (819)

MORTGAGE-BACKED SECURITIES         0          0           0           0
957,395     978,859       21,464            0

MORTGAGE-BACKED SECURITIES         0          0           0           0
145,626     145,339            0         (287)

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                   1,920,074  1,933,156      13,082           0
5,068,294   5,144,436       76,142            0

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                      75,373     75,083           0         (290)
2,168,890   2,159,475            0       (9,415)

MARKETABLE EQUITY SECURITIES       0          0           0           0
90,400     124,020       33,620            0

FEDERAL RESERVE BANK STOCK,
ATLANTIC CENTRAL BANKERS BANK
STOCK AND FEDERAL HOME LOAN
BANK STOCK                         0          0           0           0
389,600     389,600            0            0

GRAND TOTALS               3,547,172  3,559,086       16,340      (4,426)
27,224,037  27,411,634      229,598      (42,001)
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



                  FNB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Net income for the first nine months of 1997 was $693,066 compared to $703,440 for the same period in 1996. This represents a decrease of $10,374 or 1.47%. Net income on an adjusted per share basis for the first nine months of 1997 was $1.73 per share, a decrease of $0.03 from the $1.76 per share for the nine months ended September 30, 1996.

Total interest and dividend income for the first nine months of 1997 was $5,494,070 compared to $5,158,751 for the nine months ended September 30, 1996, representing an increase of $335,319. This increase is a result of both an increase in the balance of loans in the loan portfolio and higher yields on investments in the Bank's security portfolio. Since December 31, 1996, net loans have increased $1,808,429 or 3.21%. This increase combined with a slight decrease in the yield on the loan portfolio from 9.36% for the first nine months of 1996 to 9.18% for the first nine months of 1997 resulted in an increase to loan interest income in the amount of $316,497. The book value of investment debt securities has decreased $3,007,413 or 9.03% since December 30, 1996; however, interest income on these securities increased $35,769 as a result of an increase in the yield on these securities from 6.52% for the first nine months of 1997 to 6.77% for the first nine months of 1997.

During the first quarter of 1997, short-term interest rates were increased 0.25% by the Federal Reserve Board. Since that increase, interest rates have remained relatively stable. As a result of this interest rate environment in which interest rates are not anticipated to increase in the short term, several investment securities with call features were called by the issuer, resulting in the loss of higher interest earning assets. The result, combined with the aforementioned increase in loans and increase in investment yield, has been an increase in the bank's net interest margin and interest spread during the first three quarters of 1997.
Management anticipates the net interest margin and interest spread decrease slightly due to calls of higher yielding securities and movement of lower yielding savings account investments to higher yielding time certificates of deposit. To lessen the impact of these two items, management intends to retain deposit rates at relatively the same levels.

Interest expense for the nine months ended September 30, 1997, was $2,846,890, an increase of $63,838 from the $2,783,052 incurred for the same period in 1996. This very small increase is due to the retention of deposit rates at lower levels during the first nine months of 1997. Total deposit volume increased $923,356 or 1.06% since December 31, 1996. This increase is the result of a $1,994,953 or 3.91% increase in time certificates of deposit due to movement of funds from lower yielding savings accounts and from other financial institutions. Savings accounts decreased $1,441,951 or 5.41% due to movement of funds to time certificates. Non-interest bearing demand deposit accounts remained relatively the same at $9,198,344, only a slight decrease of $51,356 from December 31, 1996. The increase in the balances of the higher cost time deposits while the lower cost savings accounts decreased, contributed to the increase in interest cost when compared to 1996.

The tax-adjusted net interest margin has increased 15 basis points to 4.11% for the first nine months of 1997 from that of the first nine months of 1996 which was 3.96%. This increase occurred due to an increase in the yield on earning assets while the cost of interest bearing liabilities has decreased. The tax-equivalent yield on earning assets for the first nine months of 1997 increased 0.08% to 8.22% from 8.14% for the first nine months of 1996 while the cost of interest-bearing liabilities decreased 0.08% to 4.82% from 4.90% for the same period in 1996. This decrease in cost of interest-bearing liabilities and increase in yield on earning assets has resulted in an increase in the net interest margin. Management anticipates to continue to concentrate on the retention and improvement of the net interest margin; however, recent calls of higher yielding securities threatens to decrease the yield on the investment portfolio as reinvestment yields on securities of similar term and maturity are at a lower rate of interest and movement of lower yielding savings account investments to higher yielding time certificates of deposit increase the cost of interest-bearing liabilities. To offset this decrease in yield and lessen the impact of the savings to time deposit movement, deposit rates have been held consistent and in some cases have been decreased.

Total noninterest income increased $71,877 due primarily to a $31,211 gain on the sale of the Bank's portfolio of student loans on June 19; a $16,180 increase in the commission received on disability and life insurance written on consumer installment and mortgage loans over the same period in 1996; an $11,800 increase in other service charges, collection and late fees; and a $5,971 increase in service charges on deposit accounts. Operating expenses for the period ended September 30, 1997, were $1,940,083 a $309,808 increase from the operating expenses incurred for the same period in 1996 of $1,630,275. This increase is due to 1) increases in employee wages and benefits of $146,239 as a result of an increase in wage rates, an increase in the number of employees due to the opening of Hancock Community Bank in November 1996 which increased personnel by six employees and an increase in employee participation in the Company's retirement plan and health insurance plans; 2) an increase in the cost of fixed assets in the amount of $71,980 due to increased utility/communication billings, depreciation, insurance and taxes as a result of the purchase of the completed renovation/expansion of the main office facility in September 1996 and the opening of Hancock Community Bank in November 1996; 3) an increase in the Promotion/Advertising expenses of the Bank in the amount of $25,551 over 1996 due to increased promotional/advertising campaigns; 4) a new expense in 1997 for the lease of the office housing Hancock Community Bank in the amount of $16,200; 5) an $11,149 increase in collection and repossession costs due to increased collection efforts in 1997; 6) a $11,934 increase in professional fees due to appraisal fees for the all Bank properties of over $6,000; and 7) a $9,033 increase in regulatory assessments due to FDIC charges for FICO Bond interest. Management anticipates the cost of fixed assets to increase slightly during the fourth quarters of 1997 and in 1998 as the Fort Loudon branch office renovation comes to a close. Increased costs associated with this construction will include additional depreciation, utility billings, real estate insurance, real estate taxes and equipment and maintenance costs. These increased costs may result in a decrease to net income during the next few quarters; however, due to the strength of the Bank in regard to its capital position, the Board and management felt it wise to plan for the future growth of the organization and particularly the Franklin County market by expanding the size of the Fort Loudon facilities.

The company's income tax provision for the first nine months of 1997 was $179,749 as compared to $175,825 for the first nine months of 1996. This increase in the tax provision in the amount of $3,924 is due to a 1996 tax accounting change which resulted in a payment for additional 1996 income taxes of $13,551. Without this 1996 tax accounting adjustment, the actual 1997 tax provision is $166,198. This decrease in actual 1997 income taxes from 1996 is a result of an increase in the tax deduction for loan losses in 1997 when compared to 1996 due to the increase net charge-offs in 1997 over 1996 as noted in Footnote 6.

Although the Company continues to operate with a marginal tax rate of 34%, the effective income tax rate for the first nine months of 1997 (not considering the $13,551 payment in 1997 for 1996 additional income taxes) was 19.04%, a decrease of 1.96% from the effective tax rate for the first nine months of 1996 of 20.00%. This decrease in the effective tax rate is primarily due to the increase in the tax deduction for loan losses in 1997 when compared to 1996.

Total assets as of September 30, 1996, were $100,485,909 an increase of $1,841,837 over the period ending December 31, 1996, representing an increase of 1.87%. Funding this increase in total assets was an increase in total deposits of $923,356 or 1.06% and an increase in stockholders' equity of $568,866. The increase in deposits was the result of increased balances in time deposits of $1,994,953, while savings account balances decreased $1,441,951 since December 31, 1996. Net loans as of September 30, 1997, were $58,068,358 compared to $56,259,929 as of December 31, 1996. The allowance for loan losses at the end of the nine months was $383,837 compared to $405,612 at year end 1996. Management anticipates the need to increase the reserve by at least $30,000 to year-end 1997 in order to increase the allowance to a level sufficient to absorb possible losses on existing loans. If additions to the allowance above the $30,000 are necessary, net income will be reduced in order to fund these additional provisions. The provision for loan losses for the first nine months of 1997 was $102,500 compared to $62,500 for the same period in 1996.

Total deposits were $88,057,324 as of September 30, 1997, compared to $87,133,968 on December 31, 1996. This represents an increase of $923,356 or 1.06% which reflects the activity as discussed previously.

Total equity as of September 30, 1997, was $11,270,898, 11.22% of total assets as compared to $10,702,032, 10.85% of total assets as of December 31, 1996. This increase in equity reflects earnings for the first nine months of 1997 and an increase in market value of marketable securities which has resulted in a net unrealized gain on available for sale securities, net of tax effects of $123,814, a $91,798 increase from the December 31, 1996 net unrealized gain on available for sale securities, net of tax effects of $32,016.

The Corporation has risk-based capital ratios exceeding regulatory requirements. Risk-based capital guidelines require a minimum ratio of 8.0%. At September 30, 1997, the risk-based capital ratio of the Corporation was 19.55% while at December 31, 1996, the risk-based capital ratio was 20.05%. The following table presents the risk-based capital ratios for the Corporation:


                                        September 30,    Regulatory
                                             1997        Minimum

Leverage Ratio                               10.91%       3.00%
Risk-based capital ratios:
    Tier I (core capital)                    18.88%       4.00%
    Total Capital
    (Tier I and Tier II Capital)             19.55%       8.00%


























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




                              /s/John C. Duffey
                              (John C. Duffey, President
                               and Director of the Company and
                               President/CEO of the Bank)
                              (Duly Authorized Officer)



Date October 27, 1997         /s/Daniel E. Waltz
                              (Daniel E. Waltz, Treasurer
                               and Director of the Company and
                               Senior Vice President/CFO of
                               the Bank)
                              (Principal Financial &
                               Accounting Officer)