Form 10-Q
period 1998-03-31
FNB FINANCIAL CORP /PA/
filed 1998-06-17
CIK 820222

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549-1004

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1998

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

                                YES X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class              Outstanding at March 31, 1998
(Common stock, $0.63 par value)   400,000


















































                            FNB FINANCIAL CORPORATION

                                      INDEX

                                                               Page
PART I  -  FINANCIAL INFORMATION

    Condensed consolidated balance sheets -
      March 31, 1998 and December 31, 1997                 5

    Condensed consolidated statements of income -
      Three months ended March 31, 1998 and 1997           6

      Condensed consolidated statements of comprehensive
        income                                       -
        Three months ended March 31, 1998 and 1997           7

    Condensed consolidated statements of cash flows -
      Three months ended March 31, 1998 and 1997           8

    Notes to condensed consolidated financial
      statements                                          9-11

    Table #1 - Schedule of held to maturity and
      available for sale investment activity for the
      period January 1, 1998 through March 31, 1998        12

    Table #2 - Schedule of gross unrealized gains and
      unrealized losses within the held to maturity and
      available for sale investment portfolios by
      investment type                                      13

    Management's discussion and analysis of financial
      condition and results of operations                14-17



PART II  -  OTHER INFORMATION                               18

    Signatures                                             20






















                         PART I - FINANCIAL INFORMATION




































            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                              March 31,     December 31,
                                                1998           1997
ASSETS:                                      (unaudited)    (audited*)

Cash and Due from banks                      $ 2,945,207    $ 3,491,312
Interest-bearing deposits with banks             504,767      6,050,546
Marketable Debt Securities
       Held-to-maturity (Market value - 1998
       $2,473,400 and 1997: $2,988,188)        2,462,147      2,975,841
       Available-for-sale                     27,710,204     26,204,829
Marketable Equity Securities
   Available for Sale                            178,580        133,580
Federal Reserve, Atlantic Central Banker's Bank
   and Federal Home Loan Bank Stock              389,600        389,600
Federal Funds Sold                             4,633,000      2,931,000
Loans, net of unearned discount &
       Allowance for loan losses              58,731,962     59,124,012
Bank buildings, equipment, furniture &
       fixtures, net                           3,291,660      3,295,474
Accrued interest receivable                      640,496        610,240
Deferred income tax charges                          0              0
Other real estate owned                          411,136        428,488
Intangible Assets                                190,131        194,222
Other assets                                   2,258,373        191,091

    Total Assets                            $104,347,263   $106,020,235
                                              ==========     ==========
LIABILITIES :

Deposits:
   Demand deposits                           $ 9,762,767    $ 9,988,174
   Savings deposits                           24,301,023     26,713,986
   Time certificates                          57,268,660     56,293,701
   Other time deposits                           473,885        263,829
      Total deposits                         $91,806,335    $93,259,690
Accrued interest payable & other liabilities     805,740        738,197
Liability for other borrowed funds               172,138        460,719
Deferred income taxes                             51,064         67,880
Accrued dividends payable                         68,000        104,000

    Total Liabilities                        $92,903,277    $94,630,486

STOCKHOLDERS' EQUITY:

Capital stock, Common, par value $0.63;
   6,000,000 shares authorized; 400,000
   outstanding                               $   252,000    $   252,000
Additional paid-in capital                     1,789,833      1,789,833
Retained earnings                              9,250,793      9,163,913
Net unrealized gain/(loss) on Available-for-sale
   securities, net of tax effects                151,360        184,003

    Total Stockholders' Equity               $11,443,986    $11,389,749

    Total Liabilities & Stockholders' Equity$104,347,263   $106,020,235
                                              ==========     ==========

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            Three Months Ended March 31, 1998 and 1997
                            (UNAUDITED)

                                                     1998
1997

Interest & Dividend Income

Interest & fees on loans                         $1,323,777
$1,270,780
       Interest on investment securities:
              U.S. Treasury Securities                3,494
11,069
              Obligations of other U.S.
                  Government Agencies               326,713
369,951
              Obligations of State & Political
                  Subdivisions                      126,656
106,739
       Interest on deposits with banks               25,288
3,887
       Dividends on Equity Securities                 8,139
7,441
       Interest on federal funds sold                49,800
18,762
              Total Interest & Dividend Income    1,863,867
1,788,629

Interest Expense

       Interest on deposits                         982,733
927,263
       Interest on Other Borrowed Money               2,870
 559
              Total interest expense                985,603
927,822
              Net interest income                   878,264
860,807
       Provision for loan losses                    101,114
9,000
              Net interest income after
              Provision for loan losses             777,150
851,807

Other income

       Service charges on deposit accounts           20,218
14,728
       Other service charges, collection &
              exchange charges, commissions
              and fees                               49,886
46,089
       Other income                                  15,085
10,085
       Net Securities gains/(losses)                  1,573
 0
              Total other income                     86,762
70,902

Other expenses                                      660,091
655,760
       Income before income taxes                   203,821
266,949
       Applicable income taxes                       48,942
48,807
  Net income                                       $154,879
$218,142
                                                    =======
=======
Earnings per share of Common Stock:
       Net income per share                           $0.39
$0.55

Cash dividend declared per share                      $0.17
$0.17

Weighted average number of shares outstanding       400,000
400,000

The accompanying notes are an integral part of these condensed financial statements.




     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

            Three Months Ended March 31, 1998 and 1997
                            (UNAUDITED)

                                                     1998
1997

Net income                                       $154,879
$218,142
Other Comprehensive income, net of tax
    Unrealized holding gains/(losses) for period  (32,643)
(105,126)
Comprehensive Income                             $122,236
$113,016
                                                  =======
=======

The accompanying notes are an integral part of these condensed financial statements.





































          FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended March 31, 1998 and 1997

                                 (UNAUDITED)
                                                      1998            1997
Cash flows from operating activities:
      Net income                                  $  154,879       $  218,171
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
            Depreciation & amortization               65,409           68,364
            Provision for loan losses                101,114            9,000
            Net (gain)/loss on sales of
              investments                             (1,573)             0

            (Increase) decrease in accrued
                   interest receivable               (30,256)
(45,561)
             Loss on Disposal of Other Real Estate     2,000              0
             Increase in Cash Value of Life Insurance (3,983)             0
             Increase (decrease) in accrued
                   interest payable and
                   other liabilities                  67,543           63,758
             Other (net)                             (81,971)
(33,076)
Net cash provided (used)by operating
      activities                                     273,162          280,656
Cash flows from investing activities:
     Net (increase) decrease in interest-
            bearing deposits with banks            5,545,779
15,124
     Purchases of Held-to-maturity
            securities                                   0                0

     Purchases of Available-for-sale
            securities                            (4,591,794)             0

     Proceeds from sales of Available-for-
            sale securities                              0                0
     Proceeds from maturities of Held-to-
            maturity securities                      513,694          388,058
     Proceeds from maturities of Available-
            for-sale securities                    3,038,533        1,393,072
     Purchases of marketable equity securities       (45,000)             0

     Net (increase) decrease in loans                290,936
(983,783)
     Proceeds from sale of Other real
            estate owned                              19,025            8,075
     Purchases of bank premises &
            equipment (net)                          (57,504)
(25,011)
     Purchase of Life Insurance                   (1,985,000)              0

     Purchase of other bank stock                        0
(5,900)
Net cash provided (used) by investing
            activities                             2,728,669
789,635
Cash flows from financing activities:
     Net increase (decrease) in deposits          (1,453,355)
2,246,399
     Net increase (decrease) in Other borrowings    (288,581)             0
     Cash dividends paid                            (104,000)
(100,000)
Net cash provided (used) by financing
     activities                                   (1,845,936)       2,146,399
Net increase (decrease) in cash & cash
     equivalents                                   1,155,895
3,216,690
Cash & cash equivalents, beginning balance         6,422,312        3,712,315
Cash & cash equivalents, ending balance           $7,578,207       $6,929,005
                                                   =========        =========
Supplemental disclosure of cash flows information
     Cash paid during the year for:
           Interest                               $  898,184       $  867,978
           Income taxes                                  0                0
Supplemental schedule of noncash investing &
      financing activities
      Unrealized gain (loss) on Available-for-sale
           securities, net of income tax effect      (32,643)
(105,126)
      Accrued dividends payable                       68,000           68,000

The accompanying notes are an integral part of these condensed financial statements.



                 FNB FINANCIAL CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 1998
                         (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The financial information presented at and for the three months ended March 31, 1998 and March 31, 1997 is unaudited. Information presented at December 31, 1997, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

NOTE 5 - INVESTMENTS

     The activity within the held to maturity and available for sale portfolios for the period January 1, 1998, through March 31, 1998, is summarized in Table #1 on page 12. No sales were conducted from securities contained within the held to maturity portfolio.

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES AND NONACCRUAL LOANS

     Activity in the allowance for loan losses is summarized as follows:

                                                1998       1997

     Allowance for loan losses beginning of the year   $425,813
$405,612
     Loans charged-off during the year:
          Real estate mortgages                        0
253
          Installment loans                         10,856
1,100
          Commercial & all other                    88,237
3,313
               Total charge-offs                    99,093
4,666
     Recoveries of loans previously charged-off:
          Real estate mortgages                        0
0
          Installment loans                          1,047
2,197
          Commercial & all other                       330
341
               Total recoveries                      1,377
2,538
     Net loans charged-off (recovered)              97,716
2,128
     Provision for loan losses charged to operations    101,114
   9,000
     Allowance for loan losses, March 31               $429,211
$412,484
                                             ========  ========

The following table shows the principal balance of nonaccrual loans as of March 31, 1998:

Nonaccrual loans                                    $ 224,567.69
                                                      ==========
Interest income that would have been
   accrued at original contract rates                $ 5,131.92
Amount recognized as interest income                     973.86
   Foregone revenue                                  $ 4,158.06
                                                       =========


NOTE 7 - OTHER COMMITMENTS

     In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. The bank does not anticipate any losses as a result of these transactions.



































                             TABLE #1
        SCHEDULE OF HELD TO MATURITY AND AVAILABLE FOR SALE
                     DEBT SECURITY PORTFOLIOS
                        TRANSACTION SUMMARY
       FOR THE PERIOD JANUARY 1, 1998 THROUGH MARCH 31, 1998

                            HELD TO        AVAILABLE      TOTAL
                            MATURITY       FOR SALE    INVESTMENT
                            PORTFOLIO      PORTFOLIO    PORTFOLIO

BEGINNING BALANCE 1/1/98   $2,975,841    $25,969,217  $28,945,058

PURCHASES                           0      4,591,794    4,591,794

NET LOSSES/GAINS                    0         (1,573)      (1,573)

MATURITIES/CALLS PAYDOWNS/
PREMIUM AMORTIZATION/DISCOUNT
ACCRETION                     513,694      3,038,533    3,552,227

ENDING BALANCE 3/31/98     $2,462,147    $27,524,051  $29,986,198
                            =========     ==========   ==========







































                                    TABLE #2
               SCHEDULE OF UNREALIZED GAINS AND UNREALIZED LOSSES
               WITHIN THE HELD TO MATURITY AND AVAILABLE FOR SALE
                    INVESTMENT PORTFOLIOS BY INVESTMENT TYPE
                                 MARCH 31, 1998

                             HELD TO    HELD TO     HELD TO    HELD TO
AVAILABLE   AVAILABLE   AVAILABLE   AVAILABLE
                             MATURITY   MATURITY    MATURITY   MATURITY     FOR
SALE    FOR SALE    FOR SALE    FOR SALE
                              BOOK      MARKET     UNREALIZED UNREALIZED
BOOK       MARKET     UNREALIZED  UNREALIZED
SECURITY PORTFOLIO            VALUE      VALUE         GAIN       LOSS
VALUE       VALUE         GAIN        LOSS

U.S. GOVERNMENT TREASURIES         0          0           0           0
199,106     200,156        1,050            0

U.S. GOVERNMENT TREASURIES         0          0           0           0
  0           0            0            0

U.S. GOVERNMENT AGENCIES           0          0           0           0
7,694,157   7,760,662       66,505            0

U.S. GOVERNMENT AGENCIES           0          0           0           0
6,392,611   6,350,136            0      (42,475)

SBA GUARANTEED LOAN POOL
CERTIFICATES                 856,986    860,625        3,639          0
2,446,288   2,491,141       44,853            0

SBA GUARANTEED LOAN POOL
CERTIFICATES                 500,027    495,660           0       (4,367)
107,893     107,198            0         (695)

MORTGAGE-BACKED SECURITIES         0          0           0           0
910,887     933,782       22,895            0

MORTGAGE-BACKED SECURITIES         0          0           0           0
16,454      16,312            0         (142)

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                   1,105,133  1,117,115      11,982           0
8,065,504   8,179,260      113,756            0

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                           0          0           0           0
1,691,151   1,671,557            0      (19,594)

MARKETABLE EQUITY SECURITIES       0          0           0           0
135,400     178,580       43,180            0

FEDERAL RESERVE BANK STOCK,
ATLANTIC CENTRAL BANKERS BANK
STOCK AND FEDERAL HOME LOAN
BANK STOCK                         0          0           0           0
389,600     389,600            0            0

GRAND TOTALS               2,462,146  2,473,400       15,621      (4,367)
28,049,051  28,278,384      292,239      (62,906)
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



                  FNB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Net income for the first three months of 1998 was $154,879, compared to $218,142 for the first three months of 1997 and $228,903 for the same period in 1996. This represents a decrease of $63,263 or 29% from 1997 and a decrease of $74,024 or 32.3% from 1996. Net income on an adjusted per share basis for the first three months of 1998 was $0.39 a decrease of $.16 from the $0.55 per share for 1997, and a decrease of $0.18 from the $0.57 per share for the three months ended March 31, 1996. This decrease from the prior years is a direct result of an unanticipated commercial loan charge-off which resulted in the need to increase the allowance for loan losses.

Total interest and dividend income for the first three months of 1998 was $1,863,867 compared to $1,788,629 for the first three months of 1997, an increase of $75,238, and compared to $1,684,535 for the three months ended March 31, 1996, representing an increase of $179,332. This increase is a result of both a general increase in the balance of earning assets and slightly higher yields on investments in the Bank's security portfolio and on adjustable rate loans which have repriced to higher interest rates. Since March 31, 1997, net loans have increased $1,497,250 or 2,62% while the book value of investment debt securities has decreased $1,530,294 or 4.86% and federal funds sold have increased $1,379,000 or 42.38%. This increase in loans, the Bank's highest yielding interest-earning asset, and subsequent net increase in the lower yielding assets of investments and federal funds sold have increased the Bank's interest income for the first three months of 1998.

During the last quarter of 1997 and the first quarter of 1998, interest rates on loans and on investments have decreased. During the first quarter, some investment securities with call features were called by the issuer resulting in the loss of higher interest earning assets. At the same time, some residential mortgage customers refinanced their mortgage loans to lower interest rates at our institution and at other institution's which resulted in a general decline in the yield on both investment securities and loans since the fourth quarter of 1997. Management has decreased deposit rates but not at the same pace as that of earning assets. Combined with the aforementioned increase in loans and increase in investments and federal funds sold, net interest income has increased, however, the bank's net interest margin during the first quarter of 1998 has decreased due to the higher cost of time deposits. Management anticipates the decrease in interest rates on loans and investments and the decrease of deposit rates to lower levels will result in the slight decrease of the interest margin during the next few earning periods.

Interest expense for the three months ended March 31, 1998, was $985,603, an increase of $57,781 from the $927,822 for the same period in 1997, and, an increase of $49,627 from the $935,976 incurred for the same period in 1996. This increase is due to an increase in the cost and balances of time certificates of deposit. Total deposit volume decreased $1,453,355 or 1,56% since December 31, 1997. Savings accounts decreased $2,412,963 or 9.03% due to temporary Money Market account deposits at year end which were anticipated to move during the first quarter of 1998. Time certificates increased $974,959. The decrease in the lower cost interest-bearing savings deposits and increase in time deposits contributed to the increase in interest expense when compared to 1997.

The tax-adjusted net interest margin has decreased 6 basis points to 4.02% for the first three months of 1998 from that of the first three months of 1997 which was 4.08%. This decrease occurred due to a larger increase in the cost of interest-bearing liabilities than that of earning assets. The tax-equivalent yield on earning assets for the first three months of 1998 increased .02% to 8.17% from 8.15% for the same period in 1997 while the cost of interest-bearing liabilities increased .09% to 4.84% from 4.75% for the same period in 1997. Management anticipates to concentrate on the improvement of net interest margin throughout the year. Recent decreases in interest rates on adjustable rate loans and securities will be offset by maturing higher cost time deposits repriced to lower yielding deposits and a general decrease in the cost of savings account balances. During the next quarter, securities which have call features will most likely be called resulting in a decrease in yield on the investment portfolio. This combined with continued refinancings by mortgage home owners to lower interest rates will squeeze the net interest margin and may result in a decrease in such. Through the decrease of deposit rates, management anticipates keeping the decrease of the net interest margin to a minimum.

Total noninterest income for the first three months of 1998 increased $15,860 due to a $5,500 increase in service charges on deposit accounts, a $5,000 increase in other income as a result of a $4,420 increase in the cash value of life insurance, and a $3,800 increase in other service charges and fees. Operating expenses for the period ended March 31, 1998, were $660,091, a $4,331 increase from the operating expenses incurred for the same period in 1997 of $655,760.

The company's income tax provision for the first three months of 1998 was $48,942 as compared to $48,807 for the first three months of 1997. The Company continues to operate with a marginal tax rate of 34%, during the first quarter of 1998. The effective income tax rate for the first three months of 1998 was 24.01% a 5.73% increase compared to 18.28% for the first three months of 1997, and an increase of 5.34% from the effective tax rate for the first three months of 1996 of 18.67%.

Total assets as of March 31, 1998, were $104,347,263, a decrease of $1,672,972 over the period ending December 31, 1997, representing a decrease of 1.58%. This decrease in total assets was anticipated as there were large temporary deposits at the Bank on December 31, 1997 in Money Market account balances which were expected to leave the Bank shortly after the beginning of the 1998 year. This in fact did occur and total deposits decreased $1,453,355 or 1.56%. The decrease in deposits was the result of decreased Money Market account balances which are included under the savings account caption. Totals savings accounts decreased $2,412,963 to $24,301,023 from $26,713,986 at December 31, 1997. This decrease was a direct result of the movement of the temporary deposits as discussed previously. Time deposits increased $974,959 to $57,268,660 from $56,293,701 at December 31, 1997, a 1.73%
increase.   Net loans as of March 31, 1998, were $58,731,962
compared to $59,124,012 as of December 31, 1997. The allowance for loan losses at the end of the three months was $429,211 compared to $425,813 at year end 1997 and is considered adequate, in management's judgement, to absorb possible losses on existing loans. The provision for loan losses for the first three months of 1998 was $101,114 compared to $9,000 for the first three months of 1997 and $7,500 for the same period in 1996. This dramatic increase was a direct result of one large commercial loan charge-off which necessitated the increase of the allowance for loan losses and was the reason for earnings decreasing from the 1997 and 1996 levels. Other assets increased $2,067,282 from December 31, 1997. This increase is due to cash value of life insurance policies in the amount of $1,985,000 purchased by the Bank on the lives of key executives and directors on which the Bank is the primary beneficiary and the executive's/director's designees secondary beneficiaries, subject to vesting schedules based upon the director's/executive's years of service to the organization. The purpose of these policies is to provide the Bank with the financial ability to recruit new management and directors in the event of a director's/executive's untimely death and to reward directors and executives for their commitment to the organization following retirement.

Total deposits were $91,806,335 as of March 31, 1998, compared to $93,259,690 on December 31, 1997. This represents a decrease of $1,453,355 or 1.56% which reflects the activity as discussed previously.

Total equity as of March 31, 1998, was $11,443,986, 10.97% of total assets, as compared to $11,389,749, 10.74% of total assets as of December 31, 1997. This slight increase in equity reflects earnings for the first quarter of 1997 offset by a decrease in market value of marketable securities which has resulted in a net unrealized gain on available for sale securities, net of tax effects of $151,360, a $32,643 decrease from the December 31, 1997 net unrealized gain on available for sale securities, net of tax effects of $184,003.

The Corporation has risk-based capital ratios exceeding regulatory requirements. Risk-based capital guidelines require a minimum ratio of 8.0%. At March 31, 1998, the risk-based capital ratio of the Corporation was 18.87% while at December 31, 1997, the risk-based capital ratio was 18.79%. The following table presents the risk-based capital ratios for the Corporation:

                                           March 31,    Regulatory
                                             1998        Minimum

Leverage Ratio                               10.65%       3.00%
Risk-based capital ratios:
    Tier I (core capital)                    18.17%       4.00%
    Total Capital
    (Tier I and Tier II Capital)             18.87%       8.00%


















































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




                              /s/John C. Duffey
                              (John C. Duffey, President
                               and Director of the Company and
                               President/CEO of the Bank)
                              (Duly Authorized Officer)



Date May 12, 1998             /s/Daniel E. Waltz
                              (Daniel E. Waltz, Treasurer
                               and Director of the Company and
                               Senior Vice President/CFO of
                               the Bank)
                              (Principal Financial &
                               Accounting Officer)