Form 10-Q
period 1998-06-30
FNB FINANCIAL CORP /PA/
filed 1998-08-10
CIK 820222

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549-1004

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1998

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

                                YES X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class              Outstanding at June 30, 1998
(Common stock, $0.63 par value)        400,000


















































                            FNB FINANCIAL CORPORATION

                                      INDEX

                                                               Page
PART I  -  FINANCIAL INFORMATION

    Condensed consolidated balance sheets -
      June 30, 1998 and December 31, 1997                      5

    Condensed consolidated statements of income -
      Three months ended June 30, 1998 and 1997                6

    Condensed consolidated statements of income -
      Six months ended June 30, 1998 and 1997                  7

    Condensed consolidated statements of comprehensive
      income                                    -
      Six months ended June 30, 1998 and 1997                  8

    Condensed consolidated statements of cash flows -
      Six months ended June 30, 1998 and 1997                  9

    Notes to condensed consolidated financial
      statements                                             10-12

    Table #1 - Schedule of held to maturity and
      available for sale investment activity for the
      period January 1, 1998 through June 30, 1998            13

    Table #2 - Schedule of gross unrealized gains and
      unrealized losses within the held to maturity and
      available for sale investment portfolios by
      investment type                                         14

    Management's discussion and analysis of financial
      condition and results of operations                    15-18


PART II  -  OTHER INFORMATION                                    20

    Signatures                                                21
























                         PART I - FINANCIAL INFORMATION
































            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                              June 30,     December 31,
                                                1998           1997
ASSETS:                                      (unaudited)    (audited*)

Cash and Due from banks                      $ 3,470,623    $ 3,491,312
Interest-bearing deposits with banks             595,159      6,050,546
Marketable Debt Securities
       Held-to-maturity (Market value - 1998:
       $2,384,105 and 1997: $2,988,188)        2,371,690      2,975,841
       Available-for-sale                     30,581,602     26,204,829
Marketable Equity Securities
   Available for Sale                            108,300        133,580
Federal Reserve, Atlantic Central Banker's Bank
   and Federal Home Loan Bank Stock              394,100        389,600
Federal Funds Sold                             7,364,000      2,931,000
Loans, net of unearned discount &
       Allowance for loan losses              60,120,674     59,124,012
Bank buildings, equipment, furniture &
       fixtures, net                           3,256,198      3,295,474
Accrued interest receivable                      651,534        610,240
Deferred income tax charges                          0              0
Other real estate owned                          511,852        428,488
Intangible Assets                                186,039        194,222
Other assets                                   2,269,573        191,091

    Total Assets                            $111,881,344   $106,020,235
                                              ==========     ==========
LIABILITIES :

Deposits:
   Demand deposits                           $10,182,692    $ 9,988,174
   Savings deposits                           30,728,283     26,713,986
   Time certificates                          57,932,419     56,293,701
   Other time deposits                           502,559        263,829
      Total deposits                         $99,345,953    $93,259,690
Accrued interest payable & other liabilities     805,159        738,197
Liability for other borrowed money               171,032        460,719
Deferred income taxes                             14,939         67,880
Accrued dividends payable                         72,000        104,000

    Total Liabilities                       $100,409,083    $94,630,486

STOCKHOLDERS' EQUITY:

Capital stock, Common, par value $0.63;
   6,000,000 shares authorized; 400,000
   outstanding                               $   252,000    $   252,000
Additional paid-in capital                     1,789,833      1,789,833
Retained earnings                              9,349,194      9,163,913
Net unrealized gain/(loss) on Available-for-sale
   securities, net of tax effects                 81,234        184,003

    Total Stockholders' Equity               $11,472,261    $11,389,749

    Total Liabilities & Stockholders' Equity$111,881,344   $106,020,235
                                              ==========     ==========

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             Three Months Ended June 30, 1998 and 1997
                            (UNAUDITED)

                                                     1998
1997

Interest & Dividend Income

Interest & fees on loans                         $1,368,878
$1,318,651
       Interest on investment securities:
              U.S. Treasury Securities                3,006
11,061
              Obligations of other U.S.
                  Government Agencies               344,412
358,468
              Obligations of State & Political
                  Subdivisions                      113,574
105,837
       Interest on deposits with banks                7,887
4,930
       Dividends on Equity Securities                 6,357
6,446
       Interest on federal funds sold                69,384
43,473
              Total Interest & Dividend Income    1,913,498
1,848,866

Interest Expense

       Interest on deposits                       1,013,067
951,038
     Interest on Other borrowed money               2,851
0
              Net interest income                 1,015,918
951,038
       Provision for loan losses                    190,000
43,500
              Net interest income after
              Provision for loan losses             707,580
854,328

Other income

       Service charges on deposit accounts           19,274
18,268
       Other service charges, collection &
              exchange charges, commissions
              and fees                               52,935
51,969
       Other income                                  26,750
40,593
       Net Securities gains/(losses)                142,671
  95
              Total other income                    241,630
110,925

Other expenses                                      684,001
650,028
       Income before income taxes                   265,209
315,225
       Applicable income taxes                       94,808
69,011
  Net income                                       $170,401
$246,214
                                                    =======
=======
Earnings per share of Common Stock:
       Net income per share                           $0.43
$0.62

Cash dividend declared per share                      $0.18
$0.18

Weighted average number of shares outstanding       400,000
400,000

The accompanying notes are an integral part of these condensed financial statements.






     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

              Six Months Ended June 30, 1998 and 1997
                            (UNAUDITED)

                                                    1998
1997

Interest & Dividend Income

       Interest & fees on loans                  $2,692,655
$2,589,431
       Interest on investment securities:
              U.S. Treasury Securities                6,500
22,130
              Obligations of other U.S.
                Government Agencies                 671,125
728,419
              Obligations of State & Political
                Subdivisions                        240,230
212,576
       Interest on deposits with banks               33,175
8,817
       Dividends on Equity Securities                14,496
13,887
       Interest on federal funds sold               119,184
62,235
              Total Interest & Dividend Income    3,777,365
3,637,495

Interest Expense

       Interest on deposits                       1,995,800
1,878,301
       Interest on other borrowed money               5,721
 559
              Total Interest Expense              2,001,521
1,878,860
              Net interest income                 1,775,844
1,758,635
       Provision for loan losses                    291,114
52,500
              Net interest income after
                Provision for loan losses         1,484,730
1,706,135

Other income

       Service charges on deposit accounts           39,492
32,996
       Other service charges, collection &
             exchange charges, commissions
             and fees                               102,821
98,058
       Other income                                  41,835
50,678
       Net Securities gains/(losses)                144,244
  95
              Total other income                    328,392
181,827

Other expenses                                    1,344,092
1,305,788
       Income before income taxes                   469,030
582,174
       Applicable income taxes                      143,750
117,818

       Net income                                  $325,280
$464,356
                                                    =======
=======
Earnings per share of Common Stock:
       Net income per share                           $0.81
$1.16

Cash dividend declared per share                      $0.35
$0.35

Weighted average number of shares outstanding       400,000
400,000



The accompanying notes are an integral part of these condensed financial statements.
     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              Six Months Ended June 30, 1998 and 1997
                            (UNAUDITED)

                                                   1998
1997

Net Income                                        325,280
$464,356
Other Comprehensive income, net of tax
    Unrealized holding gains/(losses for period  (102,789)
41,807
Comprehensive Income                             $222,491
$506,163
                                                  =======
=======

The accompanying notes are an integral part of these condensed financial statements.




































          FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended June 30, 1998 and 1997

                                 (UNAUDITED)
                                                      1998            1997
Cash flows from operating activities:
      Net income                                  $  325,280       $
464,356
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
            Depreciation & amortization              132,417          138,012
            Provision for loan losses                291,114           52,500
            Net (gain)/loss on sales of
              investments                           (144,244)
95
            Increase in Cash Value of Life Insurance (15,514)              0
            Loss on Disposal of Other Real Estate      2,000               0
            (Increase) decrease in accrued
                   interest receivable               (41,294)
50,460
             Increase (decrease) in accrued
                   interest payable and
                   other liabilities                  66,962
14,985
             Other (net)                             (68,200)
20,414
Net cash provided (used)by operating
      activities                                     548,521          741,822
Cash flows from investing activities:
     Net (increase) decrease in interest-
            bearing deposits with banks            5,455,387
9,817
     Purchases of Held-to-maturity
            securities                                   0
(151,662)
     Purchases of Available-for-sale
            securities                            (9,248,615)
(1,875,375)
     Proceeds from sales of Available-for-
            sale securities                        3,641,590          709,447
     Proceeds from maturities of Held-to-
            maturity securities                      604,151          750,056
     Proceeds from maturities of Available-
            for-sale securities                    1,184,993        2,714,409
     Purchases of marketable equity securities       (45,000)
(5,880)
     Proceeds from sales of marketable equity
            securities                               105,000              0
     Net (increase) decrease in loans             (1,407,776)
(443,933)
     Proceeds from sale of Other real
            estate owned                              23,475           10,075
     Purchases of bank premises &
            equipment (net)                          (84,491)
(170,621)
     Purchase of life insurance                   (1,985,000)             0
     Purchase of other bank stock                     (4,500)
(5,900)
Net cash provided (used) by investing
            activities                            (1,760,786)
1,540,433
Cash flows from financing activities:
     Net increase (decrease) in deposits           6,086,263
735,696
     Net increase (decrease) in other borrowings    (289,687)
     Cash dividends paid                            (172,000)
(168,000)
Net cash provided (used) by financing
     activities                                    5,624,576
567,696
Net increase (decrease) in cash & cash
     equivalents                                   4,412,311
2,848,951
Cash & cash equivalents, beginning balance         6,422,312        3,712,315
Cash & cash equivalents, ending balance          $10,834,623       $6,561,266
                                                   =========        =========
Supplemental disclosure of cash flows information
     Cash paid during the year for:
           Interest                               $2,009,913       $1,876,388
           Income taxes                               67,570           38,924
Supplemental schedule of noncash investing &
      financing activities
      Unrealized gain (loss) on Available-for-sale
           securities net of tax effects            (102,769)         41,807
      Accrued dividends payable                       72,000          72,000
      Other real estate and property acquired in
           settlement of loans                       120,000          59,311

The accompanying notes are an integral part of these condensed financial statements.

                          FNB FINANCIAL CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1998
                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The financial information presented at and for the six months ended June 30, 1998 and June 30, 1997 is unaudited. Information presented at December 31, 1997, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

NOTE 5 - INVESTMENTS

     The activity within the held to maturity and available for sale portfolios for the period January 1, 1998, through June 30, 1998, is summarized in Table #1 on page 13. No sales were conducted from securities contained within the held to maturity portfolio.

     The amortized cost and estimated market values of investments by investment type and classification as available for sale or held to maturity along with each portfolio's gross unrealized gain or gross unrealized loss are contained in Table #2 on page 14.

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is summarized as follows:

                                                     1998
1997

Allowance for loan losses beginning of the year    $425,813
$405,612
   Loans charged-off during the year:
              Real estate mortgages                  25,000
3,785
              Installment loans                      50,840
11,231
              Commercial & all other                 88,237
3,313
                    Total charge-offs               164,077
18,329
   Recoveries of loans previously charged-off:
              Real estate mortgages                      0
 507
              Installment loans                      17,775
4,531
              Commercial & all other                    705
 416
                    Total recoveries                 18,480
5,454
   Net loans charged-off (recovered)                145,597
12,875
   Provision for loan losses charged to operations  291,114
52,500
       Allowance for loan losses, June 30          $571,330
$445,236
                                                   =========
========

The following table shows the principal balance of nonaccrual loans as of June 30, 1998:

Nonaccrual loans                                    $  49,442.11
                                                      ==========
Interest income that would have been
   accrued at original contract rates                $  2,242.75
Amount recognized as interest income                    1,820.29
   Foregone revenue                                  $    422.46
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


































                             TABLE #1
        SCHEDULE OF HELD TO MATURITY AND AVAILABLE FOR SALE
                     DEBT SECURITY PORTFOLIOS
                        TRANSACTION SUMMARY
       FOR THE PERIOD JANUARY 1, 1998 THROUGH JUNE 30, 1998

                            HELD TO        AVAILABLE      TOTAL
                            MATURITY       FOR SALE    INVESTMENT
                            PORTFOLIO      PORTFOLIO    PORTFOLIO

BEGINNING BALANCE 1/1/98   $2,975,841    $25,969,217  $28,945,058

PURCHASES                         0        9,248,615    9,248,615

PROCEEDS FROM SALES               0        3,641,590    3,641,590

NET LOSSES/(GAINS)                0          (96,171)     (96,171)

MATURITIES/CALLS PAYDOWNS/
PREMIUM AMORTIZATION/DISCOUNT
ACCRETION                     604,151      1,184,993    1,789,144

ENDING BALANCE 6/30/97     $2,371,690    $30,487,420  $32,666,768
                            =========     ==========   ==========

































                                     TABLE #2
                SCHEDULE OF UNREALIZED GAINS AND UNREALIZED LOSSES
                WITHIN THE HELD TO MATURITY AND AVAILABLE FOR SALE
                     INVESTMENT PORTFOLIOS BY INVESTMENT TYPE
                                  JUNE 30, 1998

                             HELD TO    HELD TO     HELD TO    HELD TO
AVAILABLE   AVAILABLE   AVAILABLE   AVAILABLE
                             MATURITY   MATURITY    MATURITY   MATURITY     FOR
SALE    FOR SALE    FOR SALE    FOR SALE
                              BOOK      MARKET     UNREALIZED UNREALIZED     BOOK
      MARKET     UNREALIZED  UNREALIZED
SECURITY PORTFOLIO            VALUE      VALUE         GAIN       LOSS
VALUE       VALUE         GAIN        LOSS

U.S. GOVERNMENT TREASURIES         0          0           0           0
199,362     200,160          798            0

U.S. GOVERNMENT TREASURIES         0          0           0           0
0           0              0            0

U.S. GOVERNMENT AGENCIES           0          0           0           0
12,104,298  12,162,048       57,751            0

U.S. GOVERNMENT AGENCIES           0          0           0           0
6,491,641   6,456,671            0      (34,971)

SBA GUARANTEED LOAN POOL
CERTIFICATES                 969,397    975,227       5,831           0
1,683,462   1,702,770       19,308            0

SBA GUARANTEED LOAN POOL
CERTIFICATES                 347,121    344,214           0       (2,907)
93,409      92,862            0         (547)

MORTGAGE-BACKED SECURITIES         0          0           0           0
842,121     961,422       19,301            0

MORTGAGE-BACKED SECURITIES         0          0           0           0
10,479      10,296            0         (184)

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                   1,005,172  1,014,696       9,524           0
5,769,965   5,836,226       66,261            0

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                      50,000     49,968           0          (33)
3,292,684   3,259,148            0      (33,535)

MARKETABLE EQUITY SECURITIES       0          0           0           0
79,400     108,300       28,900            0

FEDERAL RESERVE BANK STOCK,
ATLANTIC CENTRAL BANKERS BANK
STOCK AND FEDERAL HOME LOAN
BANK STOCK                         0          0           0           0
394,100     394,100            0            0

GRAND TOTALS               2,371,690  2,384,105       15,355      (2,940)
30,960,920  31,084,002      192,318      (69,236)
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



                  FNB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Net income for the first six months of 1998 was $325,280 compared to $464,356 for the same period in 1997. This represents a decrease of $139,076 or 29.95%. Net income on an adjusted per share basis for the first six months of 1998 was $0.81 per share, a decrease of $0.35 from the $1.16 per share for the six months ended June 30, 1997.

This decrease of $139,076 in net income is a direct result of the Board of Directors and management's decision to increase the allowance for loan losses to approximately 1.25% of net loans by year-end 1998. During the first six months of 1998, the provision to the allowance for loan losses has been $291,114, a $238,614 increase over the $52,500 provision for the first six months of 1997. As can be seen, this increase in the provision directly decreased net income for the first six months of 1998.

The decision to increase the allowance is based upon several factors. Of immediate concern is the observation that the current long-run expanding economic cycle may be reaching its peak which could result in the slowing down of our economy. This observation combined with the instability in the Asian Market, which currently shows no signs of stabilization, has prompted management to be proactive and increase the allowance before the "trickle down effects" of a slowing economy and the Asian crisis affects businesses in our local economy resulting in past due loans and delinquency problems. Another issue of concern to management is the potential problems businesses could encounter regarding Year 2000 computer issues. Although our organization has been very proactive in addressing Year 2000 issues and have taken necessary steps to assure no interruption in our banking operations will occur from this century date change, management is concerned the business community in general is not addressing this issue as promptly as banking organizations have done. As such, management feels it wise to again be proactive and increase the allowance for loan losses in anticipation of potential past due and delinquent loans which could arise as a direct result of computer problems associated with this century date change.

Total interest and dividend income for the first six months of 1998 was $3,777,365 compared to $3,637,495 for the six months ended June 30, 1997, representing an increase of $139,870. This increase is a result of an increase in the average balances of loans, federal funds sold, and deposits with other banks. Since June 30, 1997, net loans have increased $3,529,623 or 6.24% and federal funds sold have increased $5,232,000. These increases during the first six months of 1998 over the first six months in 1997 resulted in an increase of loan interest income in the amount of $103,224 and in federal funds sold income of $56,949.

During the first half of 1998, interest rates have remained
relatively stable.   As a result of this stable interest rate
environment in which interest rates are not anticipated to increase in the short term, several investment securities with call features were called by the issuer resulting in the loss of higher interest earning assets. At the same time, management has decreased deposit rates only slightly but not at the same pace as that of earning assets. The tax-adjusted net interest margin has decreased 22 basis points to 3.99% for the first six months of 1998 from that of the first six months of 1997 which was 4.21%. This decrease in net interest margin occurred due to an increase in the reliance of lower yielding federal funds sold and time deposits of other banks to offset the increase in deposits of a short term nature. The average balance of federal funds sold increased $2,142,000 and the average balance of time deposits other banks increased $879,000.
As a result of this reliance, the tax equivalent yield on earning assets decreased to 8.15% for the first six months of 1998 from 8.39% for the first six months of 1997. The cost of interest bearing liabilities has increased only slightly from the first six months of 1997 to 4.82% from 4.80%. This increase in cost of interest-bearing liabilities and decrease in yield on earning assets has resulted in a decrease in the net interest margin. Management anticipates to continue to concentrate on the improvement of the net interest margin throughout the year and has taken steps to improve it by decreasing rates on savings accounts and Super NOW accounts.

Interest expense for the six months ended June 30, 1998, was $2,001,521, an increase of $122,661 over the $1,878,860 incurred for the same period in 1997. This increase in interest expense is due to an increase in the average balance of time deposits in the amount of $6,406,935 or 12.63%. Total deposit volume increased $11,476,289 or 13.06% since June 30, 1997. This increase is the result of a $5,752,074 or 11.02% increase in time certificates of deposit due to movement of funds from lower yielding savings accounts and other financial institutions. Savings accounts increased $3,931,220 or 14.67% due to increases in personal Super NOW accounts of over $1,500,000 and business Money Market Accounts of over $2,000,000. Non-interest bearing demand deposit accounts increased $1,771,379 or 21.06% from June 30, 1997. The cost of total interest bearing deposits for the first six months of 1997 was 4.82% compared to 4.80% for the same period in 1997. This increase in cost of deposits and increase in volume of interest bearing deposits resulted in the $122,661 increase in interest expense as discussed earlier.


Total noninterest income increased $146,565 over 1997 due to the sale of securities which resulted in a $144,244 gain. Total operating expenses for the period ended June 30, 1997, were $1,344,092, a $38,304 increase from the operating expenses incurred for the same period in 1997 of $1,305,788. This increase is due to
1) increases in employee wages and benefits of $24,834, a result of an increase in wage rates and an increase in employee participation in the Company's retirement plan and health insurance plans; and 2) an increase in the cost of fixed assets in the amount of $14,413 due to increased utility bills, depreciation, insurance and taxes as a result of the completed renovation/expansion of the Fort Loudon office facility and additional equipment placed in service during the past year.

The company's income tax provision for the first six months of 1998 was $143,750 as compared to $117,818 for the first six months of 1997. This increase in the tax provision in the amount of $25,932 is due to an increase in income before applicable taxes and the allowance for loan losses of $125,470. As the tax deductible allowance for the loan losses is based upon experience and net charge-offs, the amount of the provision above the bank's experience of net charge-offs is not deductible for federal tax purposes. The result of which is an increased federal tax liability in relation to net income due to management's decision to increase the allowance for loan losses.

Although the Company continues to operate with a marginal tax rate of 34%, the effective income tax rate for the first six months of 1998 was 30.64%, an increase of 10.40% from the effective tax rate for the first six months of 1997 of 20.24%. This increase in the effective tax rate is due to the nondeductibility of the provision for loan losses in excess of current year's anticipated charge-offs as discussed in the preceding paragraph.

Total assets as of June 30, 1998, were $111,881,344 an increase of $5,861,109 over the period ending December 31, 1997, representing an increase of 5.53%. Funding this increase in total assets was an increase in total deposits of $6,086,263 or 6.53%. The increase in deposits was the result of increased balances in time deposits of $1,638,718 and in savings account balances of $4,014,297. Net loans as of June 30, 1998, were $60,120,674 compared to $59,124,012 as of December 31, 1997. The allowance for loan losses at the end of the six months was $571,330 compared to $425,813 at year end 1997 and is considered adequate, in management's judgement, to absorb possible losses on existing loans. The provision for loan losses for the first six months of 1998 was $291,114 compared to $52,500 for the same period in 1997. The significant increase in the provision is due to management's decision to increase the allowance for loan losses as discussed in the preceding paragraphs.

Total deposits were $99,345,953 as of June 30, 1998, compared to $93,259,690 on December 31, 1997. This represents an increase of $6,086,263 or 6.53% which reflects the activity as discussed previously.

Total equity as of June 30, 1998, was $11,472,261, 10.25% of total assets as compared to $11,389,749, 10.74% of total assets as of December 31, 1997. This increase in equity reflects the reinvestment of earnings into the corporation.

The Corporation has risk-based capital ratios exceeding regulatory requirements. Risk-based capital guidelines require a minimum ratio of 8.0%. At June 30, 1998, the risk-based capital ratio of the Corporation was 18.14% while at December 31, 1997, the risk-based capital ratio was 18.79%. The following table presents the risk-based capital ratios for the Corporation:

                                            June 30,    Regulatory
                                              1998       Minimum

Leverage Ratio                               10.01%       3.00%
Risk-based capital ratios:
    Tier I (core capital)                    17.26%       4.00%
    Total Capital
    (Tier I and Tier II Capital)             18.14%       8.00%

Year 2000 Readiness Plan

During the past several months many newspaper and magazine articles have been written concerning the YEAR 2000 and the potential effect the change from the year 1999 to the year 2000 will have on computer systems. Due to the age of some computer programs, computer software and computer chips, it is very possible that some older computers, software and equipment containing computer chip technology may not function properly when the year 2000 rolls around and may indeed not function at all.

The Bank has recognized this potential problem and had developed and implemented in September 1997 a Year 2000 Management team/policy to assure all of the corporation's computers, software and equipment are compatible with the year 2000 in order to avoid disruption to financial services provided by the corporation. This team is headed by Senior Management and the Data Processing
Department which reports findings and results to the CEO, the EDP
Committee, and ultimately to the Board of Directors.

Beginning in March 1997, management of The First National began discussions with our Computer equipment providers and programmers regarding the Year 2000 issue and how it would effect our processing capabilities. In September 1997, our EDP Committee, comprised of four outside Directors, the Data Processing Manager, Cashier and CFO, and the Board of Directors adopted a Year 2000
Action Plan/Policy which has been implemented. This plan appointed the CFO in charge of the Year 2000 project implementation as supervisor of the Data Processing Department.

In our plan/policy the Bank inventoried equipment, computers, and software which needed to be verified for Year 2000 compliance. We also outlined our testing dates and strategies, vendors and business customers whom we needed assured of Year 2000 compliance, completion dates for all reprogramming and testing, a contingency plan, and assurance any new equipment or computer software purchased from that date forward was certified by the vendor to be Year 2000 compatible.

In the Corporation's policy addressing the Year 2000, the Corporation recognized the importance of assuring, to the best of its ability, its major business customers and vendors on which it relies for electricity, voice communication, data processing, all equipment, data communication, supplies, and any other function vital to the corporation's operation are aware of this issue and have addressed it by having their computer equipment and software analyzed and tested for compatibility with the Year 2000. To assess the status of each major business customer and vendor, the corporation in November 1997 sent to each a questionnaire/survey regarding their Year 2000 implementation plans. As each vendor and business customer returns the survey, management is assessing the capability of each and following up to assure, to the best of the corporation's ability, each is compatible.

On Sunday, February 15 and Monday, February 16, 1998, data processing personnel conducted an in-house test of all computer equipment and programs, both our Main frame and LAN, in order to determine if there were any areas of concern. All equipment worked fine after we allowed system dates on the main frame and the LAN
(Local Area Network) to roll-over from 12-31-1999 to 01-01-2000.
After date roll-over we tested programs extensively performing regular daily procedures as well as year-end close out procedures.
There were some minor problems which resulted, many of which we were aware before testing and had already discussed with our programmers. We had set June 30, 1998 as the dead-line for necessary changes to be made by our programmers. This schedule has been met and we have scheduled retesting during the third quarter of 1998. Our internal final cut-off for compliance is December 31, 1998 in order to allow for any unforeseen problems to be addressed in early 1999.

On May 28, 1998, system dates on the main frame were tested for 9/9/1999, 1/1/2000, 1/3/2000, 2/29/2000, and 3/01/2000. These
tests were performed by having the system date rolled over to make sure the system continued to operate. There were no problems encountered. During retesting procedures of our main frame early in the third quarter of 1998, management will be performing more extensive testing of these dates. Management anticipates no problems with these dates.

The Bank has completed certification testing with the MAC network for ATM communications having had MAC successfully process our Year
2000 test files. The Bank will be testing its electronic communications with the Federal Reserve during the third and fourth quarters of 1998. Management will be scheduling times with the FRB to test year 2000 compatibility of the following customer applications with the Federal Reserve:

     a.  Wire transfers;
     b.  TT&L;
     c.  ACH; and
     d.  Electronic Check Presentment.

The initial budget management has set aside for the correction of Year 2000 problems is $25,000. To date approximately $3,500 has been spent on personnel time, postage, and supplies to assses the corporation's Year 2000 readiness and the corportion's customers and vendors Year 2000 readiness. The budget is updated by management as necessary.

Management is in the process of assessing appropriate contingency plans in the event of unforeseen Year 2000 problems. Contingency plans are anticipated to be finalized during the third and fourth quarters of 1998.





















































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

          None

Item 5 - Other Information

          None

Item 6 - Exhibits and Reports on Form 8-K

          a.  Exhibits - None

          b.  Reports on Form 8-K  - Yes

               Item Reported - Item 5 - Other Events

               Following an Office of the Comptroller
               of the Currency (OCC) examination of The
               First National Bank of McConnellsburg, the
               Corporation's primary subsidiary, which ended on June 11, 1998, the Bank increased its Allowance for Loan Losses by $100,000.

               Date of Report - June 11, 1998

















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




                              /s/John C. Duffey
                              (John C. Duffey, President
                               and Director of the Company and
                               President of the Bank)
                              (Duly Authorized Officer)



Date August 07, 1998          /s/Daniel E. Waltz
                              (Daniel E. Waltz, Treasurer
                               and Director of the Company and
                               Senior Vice President/CFO of
                               the Bank)
                              (Principal Financial &
                               Accounting Officer)































