Form 10-Q
period 1998-09-30
FNB FINANCIAL CORP /PA/
filed 1998-11-12
CIK 820222

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549-1004

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1998

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

                                YES X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class              Outstanding at September 30, 1998
(Common stock, $0.63 par value)        400,000


















































                            FNB FINANCIAL CORPORATION

                                      INDEX

                                                               Page
PART I  -  FINANCIAL INFORMATION

    Condensed consolidated balance sheets -
      September 30, 1998 and December 31, 1997                 5

    Condensed consolidated statements of income -
      Three months ended September 30, 1998 and 1997           6

    Condensed consolidated statements of income -
      Six months ended September 30, 1998 and 1997             7

    Condensed consolidated statements of comprehensive
      income                                    -
      Six months ended September 30, 1998 and 1997             8

    Condensed consolidated statements of cash flows -
      Six months ended September 30, 1998 and 1997             9

    Notes to condensed consolidated financial
      statements                                             10-12

    Table #1 - Schedule of held to maturity and
      available for sale investment activity for the
      period January 1, 1998 through September 30, 1998       13

    Table #2 - Schedule of gross unrealized gains and
      unrealized losses within the held to maturity and
      available for sale investment portfolios by
      investment type                                         14

    Management's discussion and analysis of financial
      condition and results of operations                    15-28


PART II  -  OTHER INFORMATION                                    29

    Signatures                                                31
























                         PART I - FINANCIAL INFORMATION
































            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                            September 30,  December 31,
                                                1998           1997
ASSETS:                                      (unaudited)    (audited*)

Cash and Due from banks                      $ 2,767,556    $ 3,491,312
Interest-bearing deposits with banks           1,913,821      6,050,546
Marketable Debt Securities
       Held-to-maturity (Market value - 1998:
       $2,581,887 and 1997: $2,988,188)        2,569,727      2,975,841
       Available-for-sale                     32,484,203     26,204,829
Marketable Equity Securities
   Available for Sale                            203,550        133,580
Federal Reserve, Atlantic Central Banker's Bank
   and Federal Home Loan Bank Stock              394,100        389,600
Federal Funds Sold                             3,202,000      2,931,000
Loans, net of unearned discount &
       Allowance for loan losses              60,202,357     59,124,012
Bank buildings, equipment, furniture &
       fixtures, net                           3,206,095      3,295,474
Accrued interest receivable                      734,194        610,240
Deferred income tax charges                          0              0
Other real estate owned                          491,302        428,488
Intangible Assets                                181,948        194,222
Other assets                                   2,285,669        191,091

    Total Assets                            $110,636,522   $106,020,235
                                              ==========     ==========
LIABILITIES :

Deposits:
   Demand deposits                           $ 9,692,581    $ 9,988,174
   Savings deposits                           29,123,890     26,713,986
   Time certificates                          57,885,260     56,293,701
   Other time deposits                           700,363        263,829
      Total deposits                         $97,402,094    $93,259,690
Accrued interest payable & other liabilities     972,071        738,197
Liability for other borrowed money               169,907        460,719
Deferred income taxes                             91,389         67,880
Accrued dividends payable                         76,000        104,000

    Total Liabilities                        $98,711,461    $94,630,486

STOCKHOLDERS' EQUITY:

Capital stock, Common, par value $0.63;
   6,000,000 shares authorized; 400,000
   outstanding                               $   252,000    $   252,000
Additional paid-in capital                     1,789,833      1,789,833
Retained earnings                              9,522,077      9,163,913
Net unrealized gain/(loss) on Available-for-sale
   securities, net of tax effects                361,151        184,003

    Total Stockholders' Equity               $11,925,061    $11,389,749

    Total Liabilities & Stockholders' Equity$110,636,522   $106,020,235
                                              ==========     ==========

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          Three Months Ended September 30, 1998 and 1997
                            (UNAUDITED)

                                                     1998
1997

Interest & Dividend Income

Interest & fees on loans                         $1,369,313
$1,325,252
       Interest on investment securities:
              U.S. Treasury Securities                3,009
7,938
              Obligations of other U.S.
                  Government Agencies               365,399
359,652
              Obligations of State & Political
                  Subdivisions                      120,888
104,737
       Interest on deposits with banks               21,549
7,113
       Dividends on Equity Securities                 6,678
6,570
       Interest on federal funds sold                77,311
45,314
              Total Interest & Dividend Income    1,964,147
1,856,576

Interest Expense

       Interest on deposits                       1,053,617
965,611
       Interest on Other borrowed money               2,833
2,419
              Total interest expense              1,056,450
968,030
                 Net interest income                907,697
888,546
       Provision for loan losses                     90,000
50,000
              Net interest income after
              Provision for loan losses             817,697
838,546

Other income

       Service charges on deposit accounts           21,279
19,726
       Other service charges, collection &
              exchange charges, commissions
              and fees                               58,859
55,431
       Other income                                  26,055
9,427
       Net Securities gains/(losses)                  (991)
1,806
              Total other income                    105,202
86,390

Other expenses                                      690,315
634,295
       Income before income taxes                   232,584
290,641
       Applicable income taxes                      (16,299)
61,931
  Net income                                       $248,883
$228,710
                                                    =======
=======
Earnings per share of Common Stock:
       Net income per share                           $0.62
$0.57

Cash dividend declared per share                      $0.19
$0.19

Weighted average number of shares outstanding       400,000
400,000

The accompanying notes are an integral part of these condensed financial statements.




     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           Nine Months Ended September 30, 1998 and 1997
                            (UNAUDITED)

                                                    1998
1997

Interest & Dividend Income

       Interest & fees on loans                  $4,061,968
$3,914,682
       Interest on investment securities:
              U.S. Treasury Securities                9,509
30,068
              Obligations of other U.S.
                Government Agencies               1,036,524
1,088,071
              Obligations of State & Political
                Subdivisions                        361,118
317,313
       Interest on deposits with banks               54,724
15,930
       Dividends on Equity Securities                21,174
20,457
       Interest on federal funds sold               196,495
107,549
              Total Interest & Dividend Income    5,741,512
5,494,070

Interest Expense

       Interest on deposits                       3,049,417
2,843,912
       Interest on other borrowed money               8,554
2,978
              Total Interest Expense              3,057,971
2,846,890
              Net interest income                 2,683,541
2,647,180
       Provision for loan losses                    381,114
102,500
              Net interest income after
                Provision for loan losses         2,302,427
2,544,680

Other income

       Service charges on deposit accounts           60,771
52,722
       Other service charges, collection &
             exchange charges, commissions
             and fees                               161,680
153,489
       Other income                                  67,890
60,106
       Net Securities gains/(losses)                143,253
1,901
              Total other income                    433,594
268,218

Other expenses                                    2,034,407
1,940,083
       Income before income taxes                   701,614
872,815
       Applicable income taxes                      127,451
179,749

       Net income                                  $574,163
$693,066
                                                    =======
=======
Earnings per share of Common Stock:
       Net income per share                           $1.44
$1.73

Cash dividend declared per share                      $0.54
$0.54

Weighted average number of shares outstanding       400,000
400,000



The accompanying notes are an integral part of these condensed financial statements.

     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

           Nine Months Ended September 30, 1998 and 1997
                            (UNAUDITED)

                                                   1998
1997

Net Income                                        574,163
$693,066
Other Comprehensive income, net of tax
    Unrealized holding gains/(losses) for period  177,148
91,798
Comprehensive Income                             $751,311
$784,864
                                                  =======
=======

The accompanying notes are an integral part of these condensed financial statements.




































          FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine Months Ended September 30, 1998 and 1997

                                 (UNAUDITED)
                                                      1998            1997
Cash flows from operating activities:
      Net income                                  $  574,163       $
693,066
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
            Depreciation & amortization              200,176          178,967
            Provision for loan losses                381,114          102,500
            Net (gain)/loss on sales of
              investments                           (143,253)
(1,901)
            Increase in Cash Value of Life Insurance (26,212)              0
            Loss on Disposal of Other Real Estate      2,000               0
            (Increase) decrease in deferred taxes    (67,749)              0
            (Increase) decrease in accrued
              interest receivable                   (123,954)
(29,095)
             Increase (decrease) in accrued interest
              payable and other liabilities          233,874
158,577
             Other (net)                             (72,670)
63,137
Net cash provided (used)by operating
      activities                                     957,489        1,165,251
Cash flows from investing activities:
     Net (increase) decrease in interest-
            bearing deposits with banks            4,136,725
(170,054)
     Purchases of Held-to-maturity
            securities                              (445,149)
(151,662)
     Purchases of Available-for-sale
            securities                           (13,217,348)
(4,247,391)
     Proceeds from sales of Available-for-
            sale securities                        3,641,590          709,352
     Proceeds from maturities of Held-to-
            maturity securities                      851,262        1,164,229
     Proceeds from maturities of Available-
            for-sale securities                    3,672,218        5,532,786
     Purchases of marketable equity securities      (139,146)
(5,880)
     Proceeds from sales of marketable equity
            securities                               105,000              0
     Net (increase) decrease in loans             (1,579,459)
(2,018,640)
     Proceeds from sale of Other real
            estate owned                              44,025           10,075
     Purchases of bank premises &
            equipment (net)                          (98,055)
(361,686)
     Purchase of life insurance                   (1,985,000)             0
     Purchase of other bank stock                     (4,500)
(5,900)
Net cash provided (used) by investing
            activities                            (5,017,837)
456,229
Cash flows from financing activities:
     Net increase (decrease) in deposits           4,142,404
923,356
     Net increase (decrease) in other borrowings    (290,812)         174,296
     Cash dividends paid                            (244,000)
(240,000)
Net cash provided (used) by financing
     activities                                    3,607,592
857,652
Net increase (decrease) in cash & cash
     equivalents                                    (452,756)
2,479,132
Cash & cash equivalents, beginning balance         6,422,312        3,712,315
Cash & cash equivalents, ending balance           $5,969,556       $6,191,447
                                                   =========        =========
Supplemental disclosure of cash flows information
     Cash paid during the year for:
           Interest                               $2,928,659       $2,479,132
           Income taxes                              113,560          104,565
Supplemental schedule of noncash investing &
      financing activities
      Unrealized gain (loss) on Available-for-sale
           securities net of tax effects             177,148          91,798
      Accrued dividends payable                       76,000          76,000
      Other real estate and property acquired in
           settlement of loans                       100,000         201,311
      Loan advanced for sale of other real estate          0          93,600

The accompanying notes are an integral part of these condensed financial statements.


                          FNB FINANCIAL CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998
                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The financial information presented at and for the nine months ended September 30, 1998 and September 30, 1997 is unaudited. Information presented at December 31, 1997, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

NOTE 5 - INVESTMENTS

     The activity within the held to maturity and available for sale portfolios for the period January 1, 1998, through September 30, 1998, is summarized in Table #1 on page 13. No sales were conducted from securities contained within the held to maturity portfolio.
     The amortized cost and estimated market values of investments by investment type and classification as available for sale or held to maturity along with each portfolio's gross unrealized gain or gross unrealized loss are contained in Table #2 on page 14.

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is summarized as follows:

                                                     1998
1997

Allowance for loan losses beginning of the year    $425,813
$405,612
   Loans charged-off during the year:
              Real estate mortgages                  25,000
22,820
              Installment loans                      65,366
43,307
              Commercial & all other                 89,090
65,995
                    Total charge-offs               179,456
132,122
   Recoveries of loans previously charged-off:
              Real estate mortgages                      0
 507
              Installment loans                      22,481
6,535
              Commercial & all other                  1,055
 805
                    Total recoveries                 23,536
7,847
   Net loans charged-off (recovered)                155,920
124,275
   Provision for loan losses charged to operations  381,114
102,500
       Allowance for loan losses, September 30     $651,007
$383,837
                                                   =========
========

The following table shows the principal balance of nonaccrual loans as of September 30, 1998:

Nonaccrual loans                                    $  74,155.80
                                                      ==========
Interest income that would have been
   accrued at original contract rates                $  4,530.57
Amount recognized as interest income                    3,191.10
   Foregone revenue                                  $  1,339.47
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







































                             TABLE #1
        SCHEDULE OF HELD TO MATURITY AND AVAILABLE FOR SALE
                     DEBT SECURITY PORTFOLIOS
                        TRANSACTION SUMMARY
     FOR THE PERIOD JANUARY 1, 1998 THROUGH SEPTEMBER 30, 1998

                            HELD TO        AVAILABLE      TOTAL
                            MATURITY       FOR SALE    INVESTMENT
                            PORTFOLIO      PORTFOLIO    PORTFOLIO

BEGINNING BALANCE 1/1/98   $2,975,841    $25,969,217  $28,945,058

PURCHASES                     445,149     13,217,348   13,662,497

PROCEEDS FROM SALES               0        3,641,590    3,641,590

NET LOSSES/(GAINS)                0          (94,252)     (94,252)

MATURITIES/CALLS PAYDOWNS/
PREMIUM AMORTIZATION/DISCOUNT
ACCRETION                     851,262      3,672,218    4,523,480

ENDING BALANCE 9/30/98     $2,569,728    $31,967,009  $34,536,737
                            =========     ==========   ==========

































                                     TABLE #2
                SCHEDULE OF UNREALIZED GAINS AND UNREALIZED LOSSES
                WITHIN THE HELD TO MATURITY AND AVAILABLE FOR SALE
                     INVESTMENT PORTFOLIOS BY INVESTMENT TYPE
                                SEPTEMBER 30, 1998

                             HELD TO    HELD TO     HELD TO    HELD TO
AVAILABLE   AVAILABLE   AVAILABLE   AVAILABLE
                             MATURITY   MATURITY    MATURITY   MATURITY     FOR
SALE    FOR SALE    FOR SALE    FOR SALE
                              BOOK      MARKET     UNREALIZED UNREALIZED     BOOK
      MARKET     UNREALIZED  UNREALIZED
SECURITY PORTFOLIO            VALUE      VALUE         GAIN       LOSS
VALUE       VALUE         GAIN        LOSS

U.S. GOVERNMENT TREASURIES         0          0           0           0
199,621     200,500          879            0

U.S. GOVERNMENT TREASURIES         0          0           0           0
0           0              0            0

U.S. GOVERNMENT AGENCIES     354,390    356,655       2,265           0
18,291,112  18,602,457      311,345            0

U.S. GOVERNMENT AGENCIES      94,753     94,400           0        (353)
862,191     858,747            0       (3,444)

SBA GUARANTEED LOAN POOL
CERTIFICATES                 802,295    806,600       4,305           0
1,472,426   1,488,243       15,817            0

SBA GUARANTEED LOAN POOL
CERTIFICATES                 388,136    384,414           0       (3,722)
86,555      85,948            0         (607)

MORTGAGE-BACKED SECURITIES         0          0           0           0
947,991     969,710       21,719            0

MORTGAGE-BACKED SECURITIES         0          0           0           0
11,082      11,011            0          (71)

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                     830,154    839,915       9,761           0
9,412,259   9,588,744      176,485            0

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                     100,000     99,903           0          (97)
683,772     678,842            0       (4,930)

MARKETABLE EQUITY SECURITIES       0          0           0           0
79,400     113,300       33,900            0

MARKETABLE EQUITY SECURITIES       0          0           0           0
94,146      90,250            0       (3,896)

FEDERAL RESERVE BANK STOCK,
ATLANTIC CENTRAL BANKERS BANK
STOCK AND FEDERAL HOME LOAN
BANK STOCK                         0          0           0           0
394,100     394,100            0            0

GRAND TOTALS               2,569,728  2,581,887       16,331      (4,172)
32,534,655  33,081,852      560,145      (12,948)
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


                  FNB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Net income for the first nine months of 1998 was $574,163 compared to $693,066 for the same period in 1997. This represents a decrease of $118,903 or 17,16%. Net income on an adjusted per share basis for the first nine months of 1998 was $1.44 per share, a decrease of $0.29 from the $1.73 per share for the nine months ended September 30, 1997.

This decrease of $118,903 in net income is a direct result of the Board of Directors and management's decision to increase the allowance for loan losses to approximately 1.25% of net loans by year-end 1998. During the first nine months of 1998, the provision to the allowance for loan losses has been $381,114, a $278,614 increase over the $102,500 provision for the first nine months of 1997. As can be seen, this increase in the provision directly decreased net income for the first nine months of 1998.

The decision to increase the allowance is based upon several factors. Of immediate concern is the observation that the current long-run expanding economic cycle may be reaching its peak which could result in the slowing down of our economy. This observation combined with the instability in the Asian Market, which shows a few signs of stabilization, has prompted management to be proactive and increase the allowance before the "trickle down effects" of a slowing economy and the Asian crisis affects businesses in our local economy resulting in past due loans and delinquency problems.
Another issue of concern to management is the potential problems businesses could encounter regarding Year 2000 computer issues. Although our organization has been very proactive in addressing Year 2000 issues and has taken necessary steps to assure no interruption in our banking operations will occur from this century date change, management is concerned the business community in general is not addressing this issue as promptly as banking organizations have done. As such, management feels it wise to again be proactive and increase the allowance for loan losses in anticipation of potential past due and delinquent loans which could arise as a direct result of computer problems associated with this century date change.

Total interest and dividend income for the first nine months of 1998 was $5,741,512 compared to $5,494,070 for the nine months ended September 30, 1997, representing an increase of $247,442. This increase is a result of an increase in the average balances of loans, federal funds sold, and interest bearing deposits with banks. Since September 30, 1997, the average balance of net loans has increased $2,274,647 or 3.96%, the average balance of federal funds sold has increased $2,101,596 or 79.85%, and the average balance of interest bearing deposits with banks has increased $885,705 or 217%. These increases during the first nine months of 1998 over the first nine months in 1997 resulted in an increase of loan interest income in the amount of $147,286, in federal funds sold income of $88,946, and in interest bearing deposits of other banks income of $38,794.

During the first half of 1998, interest rates remained relatively stable; however, during the latter part of the third quarter of
1998, the Federal Reserve decreased short term interest rates.   As
a result of this decreasing rate interest environment, several investment securities with call features were called by the issuer resulting in the loss of higher interest earning assets and several one-to-four family residential mortgages have been refinanced to lower interest rates. To address this decreasing yield on earning assets, management has decreased deposit rates but not at the same pace as that of earning assets. The tax-adjusted net interest margin has decreased 16 basis points to 3.95% for the first nine months of 1998 from that of the first nine months of 1997 which was 4.11%. This decrease in net interest margin occurred due to an increase in the reliance of lower yielding federal funds sold, investment debt securities, and time deposits of other banks to offset the increase in deposits of a short term nature. As stated previously, the average balance of federal funds sold increased $2,101,596 and the average balance of time deposits other banks increased $885,705. Although the average balance of investment debt securities has increased $273,886, due to the calls as discussed previously and the reinvestment of called securities and maturities into lower yielding investment securities, the yield on investment debt securities has decreased 10 basis points from 6.77% in 1997 to 6.67% in 1998.

As a result of this decreasing interest rate environment, the tax equivalent yield on earning assets decreased to 8.11% for the first nine months of 1998 from 8.22% for the first nine months of 1997. The cost of interest bearing liabilities has decreased only slightly from the first nine months of 1997 to 4.80% from 4.81%. This slight decrease in the cost of interest-bearing liabilities and larger decrease in the yield on earning assets has resulted in a decrease in the net interest margin. Management anticipates to continue to concentrate on the improvement of the net interest margin throughout the year and has taken steps to improve it by decreasing rates more dramatically on time deposits and money market accounts.

Interest expense for the nine months ended September 30, 1998, was $3,057,971, an increase of $211,081 over the $2,846,890 incurred for the same period in 1997. This increase in interest expense is due to an increase in the average balance of time deposits in the amount of $5,096,023 or 9.77% and in savings accounts of $814,445 or 3.11%. Total deposit volume increased $9,344,770 or 10.61% since September 30, 1997. This increase is the result of a $4,932,345 or 9.31% increase in time certificates of deposit due to movement of funds from lower yielding savings accounts and other financial institutions. Savings accounts increased $3,891,213 or 15.42% due to increases in personal Super NOW accounts of over $1,500,000 and business Money Market Accounts of over $2,000,000. Non-interest bearing demand deposit accounts increased $494,237 or 5.37% from September 30, 1997. The cost of total interest bearing deposits for the first nine months of 1998 was 4.80% compared to 4.81% for the same period in 1997. This decrease in cost of deposits and increase in volume of interest bearing deposits resulted in the $211,081 increase in interest expense as discussed earlier.

Total noninterest income increased $165,376 over 1997 due to the sale of securities which resulted in a $143,253 gain. Total operating expenses for the period ended September 30, 1998, were $2,034,407, a $94,324 increase from the operating expenses incurred for the same period in 1997 of $1,940,083. This increase is mainly due to 1) increases in employee wages and benefits of $41,416, a result of an increase in wage rates and an increase in employee participation in the Company's retirement plan and health insurance plans; and 2) an increase in the cost of fixed assets in the amount of $27,740 due to increased utility bills, depreciation, insurance and taxes as a result of the completed renovation/expansion of the Fort Loudon office facility and additional equipment placed in service during the past year.

The company's income tax provision for the first nine months of 1998 was $127,451 as compared to $179,749 for the first nine months of 1997. This decrease in the tax provision in the amount of $52,298 is the direct result of the deferred tax adjustment which resulted from the difference between the financial statement allowance for loan losses and the tax allowance for loan losses.
As the tax deductible allowance for the loan losses is based upon experience and net charge-offs, the amount of the provision above the bank's experience of net charge-offs is not deductible for federal tax purposes and results in a timing difference in the calculation for federal tax liability.

Although the Company continues to operate with a marginal tax rate of 34%, the effective income tax rate for the first nine months of 1998 was 18.17%, an increase of 2.42% from the effective tax rate for the first nine months of 1997 of 20.59%. This decrease in the effective tax rate is due to the deferred tax adjustment as a result of the difference between the federal tax allowance for loan losses and the financial statements allowance for loan losses as discussed in the preceding paragraph.

Total assets as of September 30, 1998, were $110,656,522 an increase of $4,616,287 over the period ending December 31, 1997, representing an increase of 4.35%. Funding this increase in total assets was an increase in total deposits of $4,142,404 or 4.44%. The increase in deposits was the result of increased balances in time deposits of $1,591,559 and in savings account balances of $2,409,904. Net loans as of September 30, 1998, were $60,202,357 compared to $59,124,012 as of December 31, 1997. The allowance for loan losses at the end of the nine months was $651,007 compared to $425,813 at year end 1997 and is considered adequate, in management's judgement, to absorb possible losses on existing loans. The provision for loan losses for the first nine months of 1998 was $381,114 compared to $102,500 for the same period in 1997.
The significant increase in the provision is due to management's decision to increase the allowance for loan losses as discussed in the preceding paragraphs.

Total deposits were $97,402,094 as of September 30, 1998, compared to $93,259,690 on December 31, 1997. This represents an increase of $4,142,404 or 4.44% which reflects the activity as discussed previously.

Total equity as of September 30, 1998, was $11,925,061, 10.78% of total assets as compared to $11,389,749, 10.74% of total assets as of December 31, 1997. This increase in equity reflects the reinvestment of earnings into the corporation.

The Corporation has risk-based capital ratios exceeding regulatory requirements. Risk-based capital guidelines require a minimum ratio of 8.0%. At September 30, 1998, the risk-based capital ratio of the Corporation was 18.96% while at December 31, 1997, the risk-based capital ratio was 18.79%. The following table presents the risk-based capital ratios for the Corporation:

                                          September 30,  Regulatory
                                              1998       Minimum

Leverage Ratio                               10.33%       4.00%
Risk-based capital ratios:
    Tier I (core capital)                    17.93%       4.00%
    Total Capital
    (Tier I and Tier II Capital)             18.96%       8.00%

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

                             AWARENESS

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

                            ASSESSMENT

In our plan/policy the Bank inventoried equipment and software which needed to be verified for Year 2000 compliance. We also outlined our testing dates and strategies, vendors and business customers whom we needed assured of Year 2000 compliance, completion dates for all reprogramming and testing, a contingency plan, and assurance any new equipment or computer software purchased from that date forward was certified by the vendor to be Year 2000 compatible.

In the Corporation's policy addressing the Year 2000, the Corporation recognized the importance of assuring, to the best of its ability, its major business customers and vendors on which it relies for electricity, voice communication, data processing, all equipment, data communication, supplies, and any other function vital to the corporation's operation are aware of this issue and have addressed it by having their computer equipment and software analyzed and tested for compatibility with the Year 2000. To assess the status of each major business customer and vendor, the corporation in November 1997 sent to each a short questionnaire/survey regarding their Year 2000 implementation plans. As each vendor and business customer returns the survey, management is assessing the capability of each and following up to assure, to the best of the corporation's ability, each is compatible.

            RENOVATION, VALIDATION, AND IMPLEMENTATION

On Sunday, February 15 and Monday, February 16, 1998, data processing personnel conducted an in-house test of all computer equipment and programs, both our Main frame and LAN, in order to determine if there were any areas of concern. All equipment worked fine after we allowed system dates on the main frame and the LAN
(Local Area Network) to roll-over from 12-31-1999 to 01-01-2000.
After date roll-over we tested programs extensively performing regular daily procedures as well as year-end close out procedures.
There were some minor problems which resulted, many of which we were aware before testing and had already discussed with our programmers. We had set June 30, 1998 as the dead-line for necessary changes to be made by our programmers. This schedule has been met and we have scheduled retesting during the third and fourth quarters of 1998. Our internal final cut-off for compliance is December 31, 1998 in order to allow for any unforeseen problems to be addressed in early 1999.

On May 28, 1998, system dates on the main frame were tested for
9/9/1999, 1/1/2000, 1/3/2000, 2/29/2000, and 3/01/2000.  These
tests were performed by having the system date rolled over to make sure the system continued to operate.  There were no problems encountered.  During retesting procedures of our main frame in the third quarter of 1998, management performed more extensive testing of these dates.  Management anticipates no problems with these
dates.   Retesting of the main frame has occurred at our test
location site at Computerized Business Management (CBM).

System dates on the LAN were tested for 9/9/99, 1/1/00, 1/3/00 and 2/29/00. Testing for 9/9/99 was done on Monday June 8, 1998 when the system date was moved forward on the LAN to 9/8/99 and allowed to roll-over to 9/9/99. On Tuesday 6/9/98 the date was 9/9/99 on the LAN. All day system dates were on this time and the system was allowed to roll over to 9/10/99 on 6/10/98. On 6/10/98 the date was returned to normal. No problems were incurred.

On 6/15/98 the date was changed on the LAN to 12/31/99 and allowed to roll over to 1/1/00 on 6/16/99. All day processing was done on this date. The system date remained in the year 2000 until Friday
6/19/98 on which date the future date was 1/4/00, the second business day in the year 2000. The system was returned to the proper date following this test. There were no problems encountered major Year 2000 problems; however, a terminal emulation program displayed in an auxiliary field the date a 2010 instead of 2000. This is not used in calculations and is only used to show date and time for the user of the system. This is not a problem.

On 6/22/98 the date was changed to 2/27/00 and allowed to rollover to 2/28/00 on Tuesday, 6/23/98; to 2/29/98 on Wednesday, 6/24/98;
and to 3/1/00 on Thursday, 6/25/98. On 6/25/98 the system date was returned to the correct date. There were no problems encountered other than the credit reporting software to pull credit reports not recognizing the Date 2/29/2000. This software is to be upgraded by our credit reporting software company to replace and solve this problem. The old LAN network displayed the date as 19100 but everything operated as intended. As this LAN system is being phased out over the next year and Y2K compatible PCs are added, this will not be an issue. The terminal emulation program displays in an auxiliary field the date 2010. This is not used to calculations and is only used to show date and time for the user of the system. This is not a problem.

The purpose of these tests was to assure management the LAN and all programs on the LAN will operate properly on these various dates.
Each department was asked to track their usage of programs during this period and to note any problems which were encountered so they could be addressed as quickly as possible with our software vendor.

The Bank has completed certification testing with the MAC network for ATM communications having had MAC successfully process our Year
2000 test files.

The Bank will be testing its electronic communication ability with its correspondent Bank, ACBB, during the fourth quarter. There are no foreseen problems.

The Bank has and will be testing its electronic communications with the Federal Reserve during the third and fourth quarters of 1998.
Management has scheduled times with the FRB to test year 2000 compatibility of the following customer applications with the Federal Reserve:

     a.  Wire transfers;
     b.  TT&L;
     c.  ACH;
     d.  Electronic Check Presentment;
     e.  Cash Ordering and Early Credit;
     f.  Reserve Requirements;
     g.  Account Balance Monitoring;
     h.  Savings Bond Ordering;
     i.  Check Returns;
     j.  Account Statements.

The following is an update for testing which has occurred to date:

A.  Wire transfers

Tests were conducted on 9/18/98 for 12/31/99, 9/19/98 for 1/03/2000, 10/09/98 for 2/28/2000, 10/10/98 for 2/29/2000 and
10/11/98 for 3/01/2000. Testing results are currently being reviewed. However, all wire transfers performed were successfully processed by the Federal Reserve.

B.  TT&L

Tests were conducted on 9/18/98 for 12/31/99, 9/19/98 for 1/03/2000, 10/09/98 for 2/28/2000, 10/10/98 for 2/29/2000 and
10/11/98 for 3/01/2000. Testing results are currently being reviewed. All TT&L advices performed were successfully processed by the Federal Reserve. The account activity and account status reports were processed successfully.

C.  Statistical Reporting

As our institution is a weekly reporter, FR2900 tests were conducted on 10/7/98 for 12/27/99, 1/03/2000, 1/10/2000 with the PC date on 2/10/2000; on 10/08/98 for 2/28/2000 with the PC date on
2/29/2000; and on 10/09/98 for 3/06/2000 with the PC date on
4/06/2000. All FR2900 reports were successfully processed by the FRB. All reports requested were properly processed. Dates remaining to process are on 12/9/1998 for 12/27/99 with the PC date on 12/31/99 and on 12/10/98 for 12/06/99, 12/13/99 and 12/20/99
with the PC date on 1/11/2000.

D.  Account Balance Monitoring and Integrated Accounting System

Tests were conducted on 9/18/98 for 12/31/99, 9/19/98 for 1/03/2000, 10/09/98 for 2/28/2000, 10/10/98 for 2/29/2000 and
10/11/98 for 3/01/2000. Testing results are currently being reviewed. All balancing inquiries performed were successfully processed by the Federal Reserve.

E.  Account Statements

Tests were conducted on 9/18/98 for 12/31/99, 9/19/98 for 1/03/2000, 10/11/98 for 2/29/2000 and 10/14/98 for 3/01/2000.
Testing results are currently being reviewed. All statements were received from the FRB. The data reflected on these reports reflects some of the test data actually processed during the shared testing weekend while other data was generated as test data for receipt purposes only from the FRB. Overall this account statement worked.

F.  ACH

     1.  Originating

Tests were conducted on 9/18/98 for 12/31/99, 9/19/98 for 1/03/2000, 10/09/98 for 2/28/2000, 10/10/98 for 2/29/2000 and
10/11/98 for 3/01/2000. Testing results are currently being reviewed. All ACH debits processed were successfully processed by the FRB. The only problem incurred were on the first two tests on 9/18/98 and 9/19/98 when incorrect ABA numbers were used and the files did no process correctly at FRB. This was not a Year 2000 problem but an incorrect ABA number problem. The files on these dates were successfully received and processed by the FRB who informed us of these errors.

     2.  Receiving

Tests were conducted on 9/18/98 for 12/31/99, 9/19/98 for 1/03/2000, 10/09/98 for 2/28/2000, 10/10/98 for 2/29/2000 and
10/11/98 for 3/01/2000. Testing results are currently being reviewed. All ACH files received were successfully processed by the our system and uploaded into the Qantel system. Batches were created and eliminated. In fact we are sure our system will recognize and post these transactions to the customers accounts as on two test dates not all test batches were eliminated and were updated to customer accounts which subsequently had to be reversed and manually eliminated. As a result of this posting error, we are therefore convinced the system will recognize this data form the Year 2000. These test files have been copied onto diskette so that these files can be tested again in the future.


G.  Electronic Check Presentment

Tests were conducted on 9/18/98 for 12/31/99, 9/19/98 for 1/03/2000, 10/09/98 for 2/28/2000, 10/10/98 for 2/29/2000 and
10/11/98 for 3/01/2000. Testing results are currently being reviewed. All ECP files received were successfully processed by the our system and uploaded into the Qantel system. Batches were created and eliminated. These test files have been copied onto diskette so that these files can be tested again in the future.

H.  Cash Orders and Early Credit

All testing was performed and completed on 8/17/98 for 12/31/99, 8/18/98 for 12/31/99 and 1/3/2000 and on 9/18/98 for 2/28/2000 and
2/29/2000.  All were successful in FRB's receipt of these files.
There was an initial problem testing with FRB as the FRB did not set up the receipt of these test files properly for 12/31/99. This date will need to be retested however the problems incurred were not Year 2000 related but were due to processing errors at the FRB.
Printouts are available.

I.  Savings Bond orders

Tests were conducted on 10/5/98 for 12/31/99, on 10/13/98 for 1/3/2000, on 10/19/98 for 2/28/2000, and on 10/26/98 for
2/29/2000.
All bonds processed were successful. Verification from FRB has been received.

J.  Check Returns

Tests were conducted on 9/18/98 for 12/31/99, 9/19/98 for 1/03/2000, 10/09/98 for 2/28/2000, 10/10/98 for 2/29/2000 and
10/11/98 for 3/01/2000. Testing results are currently being reviewed. All Check adjustment files received were successfully processed the FRB. The only problem which occurred on the two first test dates was that only check adjustments can be sent to the FRB not to another financial institution which is the test we performed (currently we are not using this service but wished to test it in the event we begin to use it). This problem was not a Year 2000 problem and the files were successfully sent to and received by the FRB.


                SUMMARY OF PHASES OF YEAR 2000 PLAN

In management's opinion based upon progress the following are statistics as to the progress of each step in the Y2K process.

AWARENESS - 100% COMPLETE

ASSESSMENT - 100% COMPLETE

     Mission critical Qantel System Equipment & Software - Complete
     Mission Critical LAN system Equipment & Software - Complete
     Mission Critical Fedline Equipment & Software - Complete
     Mission Critical Branch Equipment - Complete
     ATMs - Complete
     ATM Network - Complete
     Major Business Customers both loans and deposits - Complete
     Bank vendors and suppliers - Complete

VALIDATION - 75% COMPLETE
     Mission critical Qantel System Equipment & Software
          1.  Equipment - Complete
                         9/9/99  - Complete
                         12/31/99 - Complete
                         1/3/2000 - Complete
                         2/28/2000 - Complete
                         2/29/2000 - Complete
                         3/01/2000 - Complete

          2.  Software - 9/9/99  - Complete
                       12/31/99 - Complete
                       1/3/2000 - Complete
                       2/28/2000 - Incomplete
                       2/29/2000 - Incomplete
                       3/01/2000 - Incomplete

     Mission Critical LAN system Equipment & Software
                         9/9/99  - Complete
                         12/31/99 - Complete
                         1/3/2000 - Complete
                         2/28/2000 - Complete
                         2/29/2000 - Complete
                         3/01/2000 - Complete

     Mission Critical Fedline Equipment & Software
                         9/9/99  - Complete Equipment only
                         12/31/99 - Complete except FR2900 and Cash
                                    Orders
                         1/3/2000 - Complete except FR2900
                         2/28/2000 - Complete except Savings Bonds
                         2/29/2000 - Complete except Savings Bonds
                         3/01/2000 - Complete except savings Bonds
                                     and ACH receiving and
                                     originating

     Mission Critical Branch Equipment - Complete however
      management will be testing the alarm systems at all locations and the main office phone system during the fourth quarter of 1998

     ATMs - Complete
     ATM Network - Complete
     Major Business Customers both loans and deposits - Complete
     Bank vendors and suppliers - Complete


RENOVATION - 90% COMPLETE OVERALL
             45% QANTEL SOFTWARE

     Mission critical Qantel System
               1.  Equipment - Complete no changes necessary

               2.  Software
                    IRA - New program needed 4th Quarter
                          installation
                    Dividend - New program needed 4th quarter
                               installation
                    General Ledger - New program needed 4th quarter
                                     installation
                    DDA - Changes needed after retesting
                    CD - Complete
                    Loans - Changes needed after retesting
                    Savings - Complete
                    Clubs - Complete
                    CIF - Complete
                    Utility Programs - Complete
                    Lock Boxes - Changes needed after retesting to
                                 be done during 4th quarter

     Mission Critical LAN system Equipment & Software - Complete
     Mission Critical Fedline Equipment & Software - Complete
     Mission Critical Branch Equipment - Complete
     ATMs
          NCR Main Office - Complete
          NCR Hancock Office - Complete
          Diebold East End Office - Complete


IMPLEMENTATION - 90% COMPLETE OVERALL
                 45% QANTEL SOFTWARE

     Mission critical Qantel System
               1.  Equipment - Complete no changes necessary

               2.  Software
                    IRA - New program needed 4th Quarter
                          installation
                    Dividend - New program needed 4th quarter
                               installation
                    General Ledger - New program needed 4th quarter
                                     installation
                    DDA - Changes needed after retesting
                    CD - Complete
                    Loans - Changes needed after retesting
                    Savings - Complete
                    Clubs - Complete
                    CIF - Complete
                    Utility Programs - Complete
                    Lock Boxes - Changes needed after retesting

     Mission Critical LAN system Equipment & Software - Complete
     Mission Critical Fedline Equipment & Software - Complete except for Credit Reporting software which needs 2/29/2000 recognition
     Mission Critical Branch Equipment - Complete
     ATMs
          NCR Main Office - Complete
          NCR Hancock Office - Complete
          Diebold East End Office - Complete

Fedline processing is all but complete as there are only a couple of areas and dates left to test - Cash for 12/31/99; Reserve
Reporting for 12/31/99 and 1/10/2000; and Savings Bonds for
2/28/2000 and 2/29/2000.  These are all the areas to test.
The LAN system has been thoroughly tested during the month of June has noted above and in other documents. All areas worked fine.

The Qantel system has been tested by us in February 1998 and our phase of the retesting complete in September which brings us up to the 1/03/2000 date. Mercersburg is to complete the remaining steps after which we will jointly review the test results with CBM and verify findings. Once this is done, during the fourth quarter, the revisions to software will be loaded to our system. Retesting of our system will be done in early 1999 on site. The new software programs will be installed during the fourth quarter and tested, the General Ledger program, the Dividends program and the IRA program.

The NCR ATMs have been upgraded and tested. The Diebold ATM has been upgraded and tested. All other mission critical equipment has been signed off by the manufacturer or supplier. See list of Mission critical equipment attached to this document.

Customer awareness is ongoing. Newsletter articles, handouts, brochures and the Readiness information have been developed and distributed. Glossy brochures have been mailed out to customers;
these will be continually utilized as statement stuffers. An article was also published in the local papers informing customers of the Year 2000 problem and inviting them and interested individuals to a seminar conducted by the Bank in July 1998.

A contingency plan has been developed and will be refined as necessary. This plan addresses potential problems which may arise given Year 2000 problems.

Business deposit and loan customers have all been surveyed and inventoried. This is an ongoing process and follow-up has been made to all as necessary. The follow-up will continue throughout
1998 and 1999 to keep this issue at the fore-front of large business depositors and loan customers.

Major Bank vendors and suppliers have been contacted and verification of their readiness made. Follow-up calls will be completed by 12/31/98 and ongoing monitoring as necessary through the second quarter of 1999 which if at that time a supplier is not ready for Year 2000, one who is will replace them.

YEAR 2000 BUDGET

The initial budget approved by the EDP Committee and the Board for Year 2000 renovations is $25,000. These costs are specific costs dealing with the renovation, supplies, upgrades, postage, educating customers, and new equipment and software necessary to become Year
2000 compatible. This budget does not include the cost accounting costs such as personnel time involved in house. The reason for this is that personnel working on this issue are salaried and are required to complete these tasks along with their other duties.
Costs incurred to date for Year 2000 compliance issues has been $14,813.45. This budget is reassessed and adjusted as necessary by the EDP Committee.

Capital Market/Asset Management Counter Parties Year 2000 issues

The Bank uses the Major Brokerage firms/Investment Bankers of
Vining Sparks, BNK, Wheat First Union Securities and Prime Vest.
These brokerage firms/investment Bankers have supplied the Bank with information which states they are compatible with the Year
2000 issues or they will be compliant by 12/31/98. Vining Sparks is already Year 2000 compliant. Prime Vest will have final sign-off of all systems by 12/31/98. Wheat First Union will be compliant by 12/31/98. As BNK relies on Wheat First Union for its processing, they will be fully compliant by 12/31/98.

In regard to securities contained within the Bank's security portfolio, securities of the U. S. Government and its agencies, FHLB, FNMA, FHLMC, GNMA, SBA etc. make up the portfolio. The tax-free municipal portfolio contains securities which are all AAA insured securities in blocks of $200,000 or less. As these securities are insured and are in blocks of $200,000 or less, they are not a threat to liquidity problems if problems should arise at a particular municipality with Year 2000 issues. The fact that the portfolio is spread throughout the entire 50 states and the various municipalities within these states also gives the Bank a much more diversified risk of issues arising from Year 2000 noncompliance.
In that the Bank holds these securities for the tax free benefit, the liquidity factor is not an issue with these bonds. The Bank does not have a need to use these funds in the first quarter of 2000. There are $215,000 of bonds maturing on 1/1/2000 in the Bank's portfolio, both of these bonds are in the state of PA. In
February there is only $170,000 of bonds maturing both in the state of PA. If by chance these bonds would not pay immediately due to Year 2000 problems, this would not affect the liquidity of the Bank. Also these Bonds are AAA insured backed by the full faith and credit of these municipalities; therefore, liquidity is not an issue.

For U. S. Government Bonds and Agency Bonds, only $200,000 of FHLBs are scheduled to mature in January 2000 with no other Government or Agency bonds to mature until 3/30/98. This again poses no liquidity problems for the Bank as this will not create a liquidity issue for the Bank.

Overall management feels the security portfolio poses no real Year
2000 problems for the Bank as there is not major need for liquidity of the Bank's Security portfolio at that time.

In regard to Federal Fund sales, the Bank sells funds to Mellon
Bank and ACBB. Both of these institutions will be Year 2000 compatible by 12/31/98 so there is not a Year 2000 threat by selling Federal Funds to these Banks. Therefore, funds will be returned from overnight sales on 12/31/1999 and received on 1/3/2000 and the same on 2/28/2000, 2/29/2000 and 3/01/2000. If by chance there would be a Year 2000 problem, the Bank can borrow funds for liquidity purposes from the Federal Reserve Bank of Philadelphia through the Discount Window where over $13,000,000 of securities could be pledged to borrow funds and from the Federal
Home Loan Bank of Pittsburgh through the use of the Bank's
$3,300,000 line of credit.

Overall the capital market/asset management problems regarding Year
2000 issues are felt to be of little concern to the Bank due to the previous discussion.


















































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




                              /s/John C. Duffey
                              (John C. Duffey, President
                               and Director of the Company and
                               President of the Bank)
                              (Duly Authorized Officer)



Date November 10, 1998        /s/Daniel E. Waltz
                              (Daniel E. Waltz, Treasurer
                               and Director of the Company and
                               Senior Vice President/CFO of
                               the Bank)
                              (Principal Financial &
                               Accounting Officer)































