Form 10-K
period 1998-12-31
FNB FINANCIAL CORP /PA/
filed 1999-03-23
CIK 820222

SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON, D.C.  20549-1004

    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of
    1934 [Fee Required]
For the fiscal year ended December 31, 1998.

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

                   Class                   Outstanding as of March 15, 1999
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

The aggregate market value of the voting stock held by non-affiliates of the registrants as of March 8, 1999:

Common Stock, $0.63 Par Value - $22,800,000.00

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the annual shareholders report for the year ended December 31, 1998, are incorporated by reference into Parts I, II and IV.

 Portions of the proxy statement for the annual shareholders meeting to be held April 27, 1999, are incorporated by reference into Part III.

 Portions of Form SB-2 Registration Statement No. 33-66014 as filed with the Securities and Exchange Commission on September 8, 1993, are incorporated by reference into Part IV.


 A copy of a Common Stock Certificate of FNB Financial Corporation as
filed with the   Securities and Exchange Commission with Form 10-K for
the fiscal year ended December
 31, 1995 is incorporated by reference into Part IV.






PART I

Item 1.  Business

       Description of Business

       FNB Financial Corporation (the Company), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company was incorporated on June 22, 1987, under the business corporation law of the Commonwealth of Pennsylvania for the purpose of becoming a bank holding company. Since commencing operations, the Company's business has consisted primarily of managing and supervising The First National Bank of McConnellsburg (the
       Bank) and its principal source of income has been dividends paid by the Bank. The Company has one wholly-owned subsidiary, the Bank.

       The Bank was established in 1906 as a national banking association under the supervision of the Comptroller of the Currency, the Comptroller. The Bank is a member of the Federal Reserve System and customers' deposits held by the Bank are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. The Bank is engaged in a full service commercial and consumer banking business including the acceptance of time and demand deposits and the making of secured and unsecured loans. The Bank provides its services to individuals, corporations, partnerships, associations, municipalities and other governmental bodies.
       As of January 1, 1999, the Bank had three (3) offices and (1) drive-up ATM located in Fulton County, one (1) branch office facility located in Fort Loudon, Franklin County Pennsylvania and one (1) branch office facility located in Hancock, Washington County, Maryland. During 1995 the Bank received regulatory approval from The Comptroller to purchase and assume the deposits, real estate and building of the Fort Loudon Branch Office of Dauphin Deposit Bank located in
Franklin
       County, Pennsylvania. Due to the location of this office, management and the Board felt the acquisition of this office was strategically important in order to officially expand the Bank's market area into the Franklin County, PA area and diversity its current primary market of Fulton County, PA. It is anticipated this office will generate new loan and deposit demand for the Bank in the coming years. During 1996 the Bank received regulatory approval from The Comptroller to open its first interstate Branch office in Hancock, Maryland after management became aware of the closing of a branch office of First Federal Savings Bank of Western Maryland. This office is known as "Hancock Community Bank, A Division of The First National Bank of McConnellsburg". The location of this office is felt to be strategically important in order to expand the Bank's operations into Washington County, Maryland and northern Morgan County, West Virginia. This office will also be the Bank's first supermarket branch office. As soon as the owner of
       the adjacent supermarket completes extensive renovations, the wall between the branch office and the supermarket will be removed, allowing customers to enter the branch directly from the supermarket. This office is expected to enhance demand for the Bank's loan and deposit products as well as retain deposits of customers in southern Fulton County, Pennsylvania.

       The Bank received permission from the Comptroller to expand its main office facilities in downtown McConnellsburg to allow for larger customer service, loan department and data processing areas. This expansion was completed on September 1, 1996, at a cost of approximately $1,700,000. The Bank has one wholly-owned subsidiary, First Fulton County Community Development Corporation, which is a Community Development Corporation formed under 12USC24/2CFR24 whose primary regulator is the Office of the Comptroller of the Currency, The Comptroller. The First Fulton County Community Development Corporation was incorporated with the Commonwealth of Pennsylvania on May 30, 1995. The primary business of this community development corporation is to provide and promote community welfare through the establishment and offering of low interest rate loan programs to stimulate economic rehabilitation and development for the Borough of McConnellsburg and the entire community of Fulton County, PA.

       Competition

       The Bank's primary market area includes all of Fulton County and portions of Huntingdon, Bedford and Franklin Counties, portions of Washington County, Maryland and portions of Morgan County, West Virginia. The Bank's major competitor is a one bank holding company headquartered in McConnellsburg, Pennsylvania which has 4 branches located throughout Fulton and Huntingdon Counties. As of December 31, 1998, the Bank was ranked first in total deposits when compared to its major competitor. Also, in this market area the Bank competes with regionally-based commercial banks (all of which have greater assets, capital and lending limits), savings banks, savings and loan associations, money market funds, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and with issuers of commercial paper and other securities.

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

       Employees

       As of December 31, 1998, the Company and the Bank employed 52 persons on a full-time equivalent basis.

       Statistical Data

       Computation of the Company's regulatory capital requirements for the periods December 31, 1998, and December 31, 1997, on page 32 of the annual shareholders report for the year ended December 31, 1998, is incorporated herein by reference.

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

       Loan Portfolio composition as of December 31, 1998, and
       December 31, 1997, on page 14 of the annual shareholders report for the year ended December 31, 1998, is incorporated herein by reference.

       Maturities of loans as of December 31, 1998, on page 14 of the annual shareholders report for the year ended December 31, 1998, is incorporated herein by reference.

       Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due. Nonaccruing loans are comprised of loans that are no longer accruing interest income because of apparent financial difficulties of the borrower. Interest on nonaccruing loans is recorded when received only after past due principal and interest are brought current. The general policy of the Bank is to classify loans as nonaccrual when they become past due in principal and interest for over 90 days and collateral is insufficient to allow continuation of interest accrual. At that time, the accrued interest on the nonaccrual loan is reversed from the current year earnings and interest is not accrued until the loan has been brought current in accordance with contractual terms. Nonaccrual loan volume in 1997 decreased significantly from that of 1996.
       This decrease in volume was attributable to the removal of two loans from nonaccrual status in 1997 - a farming operation in
       Franklin County, Pennsylvania, the amount of which was approximately $400,000, and a personal residence in Fulton County, Pennsylvania the amount of which is approximately $187,000. The farm loan is collateralized by a first mortgage position on the farm property, a 90% Farm Service Agency (an agency of the U. S. Government) guarantee, as well as, all machinery, equipment and livestock, of which the value of all collateral exceeds the outstanding balance. The personal loan is
       collateralized by a residential property and 145 acres in Fulton
       County, Pennsylvania for which the value of the property exceeds the outstanding balance of the loan. Both of these loans were brought current in 1997, resulting in total nonaccrual loans decreasing over $560,000 from 1996 to 1997 in total.

       Nonaccrual volume for 1998 decreased $354,805 due to a $125,000 loan secured by a 1-4 family residential property in the Hagerstown, MD area being moved to Other Real Estate and sold in 1998; the amount charged-off as a result of this movement and sale was approximately $32,000; the charge-
off
       in 1998 of a $100,000 commercial loan secured by inventory; and the charge-off of a $12,000 unsecured line of credit. The remaining decrease in 1998 was the result of 1-4 family mortgages classified as nonaccrual as of December 31, 1997, being brought current.

       Nonaccrual volume in 1999 is expected to increase from the December 31, 1998, level due to a $120,000 residential construction loan and some commercial loans which may experience cash flow difficulties in 1999. Anticipated charge-offs for 1999 are expected to remain approximately the same as the total charge-offs in 1998 of $203,000 due to the potential charge-off of the majority of the $120,000 construction loan referenced above.

       Nonaccrual, Past Due and Restructured Loans as of December 31, 1998, December 31, 1997, and December 31, 1996, on page 15 of the annual shareholders report for the year ended December
       31, 1998, are incorporated herein by reference.

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

       Activity in the allowance for loan losses and a breakdown of the allowance for loan losses as of December 31, 1998, and December 31, 1997, on page 15 of the annual shareholders report for the year ended December 31, 1998, are incorporated herein by reference.

       Although loans secured by 1-4 family residential mortgages comprise approximately 53% for the entire loan portfolio, these mortgages have historically resulted in little or no loss. The allocation of the Allowance for Loan Losses for these mortgages is based upon this historical fact. Due to a more critical evaluation of the Bank's commercial, industrial, and agricultural loan portfolio, the allocation of the
Allowance
       for Loan Losses for commercial, industrial, and agriculture loans has been accordingly increased.

       Deposits

       Time Certificates of Deposit of $100,000 and over as of December 31, 1998, and December 31, 1997, totaled $11,231,000 and $10,333,000 respectively.

       Maturities and rate sensitivity of total interest bearing liabilities as of December 31, 1998, on page 31 of the annual shareholders report for the year ended December 31, 1998, is incorporated herein by reference.

       Returns on Equity and Assets

       Returns on equity and assets and other statistical data for 1998, 1997 and 1996 on page 20 of the annual shareholders report for the year ended December 31, 1998, is incorporated herein by reference.

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

       The Stock Market Analysis and Dividends for 1998 and 1997 on page 33 of the annual shareholders report for the year ended December 31, 1998, is incorporated herein by reference.

Item 6.  Selected Financial Data

       The Selected Five-Year Financial Data on page 20 of the annual shareholders report for the year ended December 31, 1998, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Management's discussion and analysis of financial condition and results of Operations on pages 25 through 36 of the annual shareholders report for the year ended December 31, 1998, is incorporated herein by reference. This discussion includes an extensive analysis and review of the Corporation's Year 2000 Readiness Plan.



Item 8.  Financial Statements and Supplementary Data

       The financial statements and supplementary data, some of which is required under Guide 3 (Statistical Disclosures by Bank Holding Companies) are shown on pages 6 through 24 of the annual shareholders report for the year ended December 31,
1998,
       are incorporated herein by reference.

       The Summary of Quarterly Financial Data on page 21 of the annual shareholders report for the year ended December 31, 1998, is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.


PART III

Item 10.  Directors and Officers of the Registrant

        The information contained on pages 3 through 15 of FNB
        Financial Corporation's Proxy Statement Dated March 22, 1999, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

        The information contained on pages 9 through 13 of FNB
        Financial Corporation's Proxy Statement Dated March 22, 1999, with respect to executive compensation, transactions and contracts, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of certain Beneficial Owners and
          Management

        The information contained on pages 3 through 5 and pages 14 and
        15 of FNB Financial Corporation's Proxy Statement Dated March 22, 1999, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

        The information contained on pages 8, 13 and 14 of FNB
        Financial Corporation's Proxy Statement Dated March 22, 1999, with respect to certain relationships and related transactions,
        is incorporated herein by reference in response to this item.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of Form
         8-k.

    (a) (1) - List of Financial Statements

        The following consolidated financial statements of FNB Financial Corporation and its subsidiary, included in the annual report of the registrant to its shareholders for the year ended December 31, 1998, are incorporated by reference in Item 8:

         Consolidated balance sheets - December 31, 1998, and 1997

         Consolidated statements of income - Years ended December 31, 1998, 1997 and 1996

         Consolidated statements of stockholders' equity - Years ended December 31, 1998, 1997 and 1996

         Consolidated statements of cash flows - Years ended December 31, 1998, 1997 and 1996

         Notes to consolidated financial statements - December 31,
         1998

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

              Exhibit (27) Financial data schedule

              All other exhibits for which provision is made in
                 the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (b)  Reports on Form 8-K filed

         The following Form 8-K filed by FNB Financial Corporation is incorporated herein by reference:

              Form 8-K dated June 11, 1998, reporting item number 5 Other Events which reported that following an Office of the Comptroller of the Currency (OCC) examination of
The
              First National Bank of McConnellsburg, the
Corporation's
              primary subsidiary, which ended on June 11, 1998, the Bank increased its Allowance for Loan losses by
$100,000.

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

         (d)  Financial Statement Schedules

              Schedule I - Marketable Securities - Other Investments Schedules of Marketable Securities included on pages
              13 and 14 of the annual report of the registrant to its shareholders for the year ended December 31, 1998, are incorporated herein by reference.

              Schedule III - Condensed Financial Information of
                             Registrant
              Condensed Financial Information of the Registrant included on page 17 and 18 of the annual report of the registrant to its shareholders for the year ended December 31, 1998, is incorporated herein by reference.

              Schedule VIII - Valuation and Qualifying Accounts
              The schedule of the Allowance for Loan losses included on page 15 of the annual report of the registrant to its shareholders for the year ended December 31, 1998, is incorporated herein by reference.












































Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FNB FINANCIAL CORPORATION
                                         (Registrant)

                                /s/John C. Duffey   3/18/99
                                John C. Duffey         Date
                                Director and President
                                of the Corporation
                                President & CEO of the Bank
                                (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


H. Lyle Duffey                        Henry W. Daniels      3/24/99
H. Lyle Duffey          Date          Henry W. Daniels       Date
Director, Chairman                    Director, Vice Chairman


/s/John C. Duffey     3/18/99         /s/Harry D. Johnston  3/24/99
John C. Duffey          Date          Harry D. Johnston, D. O. Date
Director, President                   Director, Vice President


/s/George S. Grissinger 3/24/99       /s/Patricia A. Carbaugh 3/24/99
George S. Grissinger    Date          Patricia A. Carbaugh   Date
Director, Secretary                   Director


/s/Harvey J. Culler   3/24/99         /s/Forrest R. Mellott
Harvey J. Culler        Date          Forrest R. Mellott      Date
Director                              Director

/s/Lonnie W. Palmer   3/24/99         /s/Paul T. Ott         3/24/99
Lonnie W. Palmer        Date          Paul T. Ott            Date
Director                              Director

/s/D. A. Washabaugh, III 3/24/99      /s/Daniel E. Waltz    3/24/99
D. A. Washabaugh, III   Date          Daniel E. Waltz         Date
Director                              Director, Treasurer
                                      (Principal Financial and
                                       Accounting Officer)