Form 10-Q
period 1999-03-31
FNB FINANCIAL CORP /PA/
filed 1999-05-07
CIK 820222

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549-1004

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1999

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

                                YES X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class              Outstanding at March 31, 1999
(Common stock, $0.63 par value)   400,000


















































                            FNB FINANCIAL CORPORATION

                                      INDEX

                                                               Page
PART I  -  FINANCIAL INFORMATION

    Condensed consolidated balance sheets -
      March 31, 1999 and December 31, 1998                 5

    Condensed consolidated statements of income -
      Three months ended March 31, 1999 and 1998           6

      Condensed consolidated statements of comprehensive
        income                                       -
        Three months ended March 31, 1999 and 1998           7

    Condensed consolidated statements of cash flows -
      Three months ended March 31, 1999 and 1998           8

    Notes to condensed consolidated financial
      statements                                          9-11

    Table #1 - Schedule of held to maturity and
      available for sale investment activity for the
      period January 1, 1999 through March 31, 1999        12

    Table #2 - Schedule of gross unrealized gains and
      unrealized losses within the held to maturity and
      available for sale investment portfolios by
      investment type                                      13

    Management's discussion and analysis of financial
      condition and results of operations                14-23


PART II  -  OTHER INFORMATION                               24

    Signatures                                             26























                         PART I - FINANCIAL INFORMATION




































            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                              March 31,     December 31,
                                                1999           1998
ASSETS:                                      (unaudited)    (audited*)

Cash and Due from banks                      $ 2,736,242    $ 3,134,802
Interest-bearing deposits with banks           2,113,137      2,019,612
Marketable Debt Securities
       Held-to-maturity (Market value - 1999
       $2,341,602 and 1998: $2,429,959)        2,377,315      2,449,621
       Available-for-sale                     31,207,980     32,679,228
Marketable Equity Securities
   Available for Sale                            217,700        208,288
Federal Reserve, Atlantic Central Banker's Bank
   and Federal Home Loan Bank Stock              394,100        394,100
Federal Funds Sold                             3,949,000      4,136,000
Loans, net of unearned discount &
       Allowance for loan losses              62,984,903     61,900,581
Bank buildings, equipment, furniture &
       fixtures, net                           3,270,641      3,149,012
Accrued interest receivable                      704,480        718,543
Deferred income tax charges                      120,470         16,989
Other real estate owned                          322,261        370,511
Intangible Assets                                173,765        177,856
Other assets                                   2,346,059      2,210,251

    Total Assets                            $112,918,053   $113,565,394
                                              ==========     ==========
LIABILITIES :

Deposits:
   Demand deposits                           $10,258,192    $10,819,419
   Savings deposits                           29,669,854     30,911,801
   Time certificates                          59,506,440     58,501,511
   Other time deposits                           481,775        271,204
      Total deposits                         $99,916,261   $100,503,935
Accrued interest payable & other liabilities     923,442        868,129
Liability for other borrowed funds               167,601        168,764
Deferred income taxes                                0              0
Accrued dividends payable                         72,000        108,000

    Total Liabilities                       $101,079,304   $101,648,828

STOCKHOLDERS' EQUITY:

Capital stock, Common, par value $0.63;
   6,000,000 shares authorized; 400,000
   outstanding                               $   252,000    $   252,000
Additional paid-in capital                     1,789,833      1,789,833
Retained earnings                              9,739,320      9,621,863
Accumulated other comprehensive income            57,596        252,870

    Total Stockholders' Equity               $11,838,749    $11,916,566

    Total Liabilities & Stockholders' Equity$112,918,053   $113,565,394
                                              ==========     ==========

*Condensed from audited financial statements.


The accompanying notes are an integral part of these condensed financial statements.

     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            Three Months Ended March 31, 1999 and 1998
                            (UNAUDITED)

                                                     1999
1998

Interest & Dividend Income

Interest & fees on loans                         $1,318,898
$1,323,777
       Interest on investment securities:
              U.S. Treasury Securities                1,585
3,494
              Obligations of other U.S.
                  Government Agencies               354,521
326,713
              Obligations of State & Political
                  Subdivisions                      128,776
126,656
       Interest on deposits with banks               28,085
25,288
       Dividends on Equity Securities                 8,163
8,139
       Interest on federal funds sold                42,565
49,800
              Total Interest & Dividend Income    1,882,593
1,863,867

Interest Expense

       Interest on deposits                       1,017,540
982,733
       Interest on Other Borrowed Money               2,795
2,870
              Total interest expense              1,020,335
985,603
              Net interest income                   862,258
878,264
       Provision for loan losses                     30,000
101,114
              Net interest income after
              Provision for loan losses             832,258
777,150

Other income

       Service charges on deposit accounts           22,940
20,218
       Other service charges, collection &
              exchange charges, commissions
              and fees                               63,275
49,886
       Other income                                  33,094
15,085
       Net Securities gains/(losses)                 (3,691)
1,573
              Total other income                    115,618
86,762

Other expenses                                      717,382
660,091
       Income before income taxes                   230,494
203,821
       Applicable income taxes                       41,037
48,942
  Net income                                       $189,457
$154,879
                                                    =======
=======
Earnings per share of Common Stock:
       Net income per share                           $0.47
$0.39

Cash dividend declared per share                      $0.18
$0.17

Weighted average number of shares outstanding       400,000
400,000

The accompanying notes are an integral part of these condensed financial statements.




     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

            Three Months Ended March 31, 1999 and 1998
                            (UNAUDITED)

                                                     1999
1998

Net income                                       $189,457
$154,879
Other Comprehensive income, net of tax
    Unrealized holding gains/(losses) for period (195,274)   (
32,643)
Comprehensive Income                             $( 5,817)
$122,236
                                                  =======
=======

The accompanying notes are an integral part of these condensed financial statements.





































          FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended March 31, 1999 and 1998

                                 (UNAUDITED)
                                                      1999            1998
Cash flows from operating activities:
      Net income                                  $  189,457       $  154,879
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
            Depreciation & amortization               65,933           65,409
            Provision for loan losses                 30,000          101,114
            Net (gain)/loss on sales of
              investments                              3,691
(1,573)
            (Increase) decrease in accrued
                   interest receivable                14,063
(30,256)
             Loss on Disposal of Other Real Estate     2,500            2,000
             Deferred Income Taxes                    (2,886)             0

             Increase (decrease) in accrued
                   interest payable and
                   other liabilities                  55,313           67,543
             Other (net)                            (115,409)
(81,971)
Net cash provided (used)by operating
      activities                                     242,662          277,145
Cash flows from investing activities:
     Net (increase) decrease in interest-
            bearing deposits with banks              (93,525)
5,545,779
     Purchases of Held-to-maturity
            securities                                   0                0

     Purchases of Available-for-sale
            securities                            (1,053,706)
(4,591,794)
     Proceeds from sales of Available-for-
            sale securities                              0                0
     Proceeds from maturities of Held-to-
            maturity securities                       72,306          513,694
     Proceeds from maturities of Available-
            for-sale securities                    2,215,982        3,038,533
     Purchases of marketable equity securities           0
(45,000)
     Net (increase) decrease in loans             (1,114,322)
290,936
     Proceeds from sale of Other real
            estate owned                              45,750           19,025
     Purchases of bank premises &
            equipment (net)                         (183,471)
(57,504)
     Purchase of Life Insurance                          0
(1,985,000)
     Increase in Cash Value of Life Insurance        (20,399)
(3,983)
     Purchase of other bank stock                        0                0

Net cash provided (used) by investing
            activities                              (131,385)
2,724,686
Cash flows from financing activities:
     Net increase (decrease) in deposits            (587,674)
(1,453,355)
     Net increase (decrease) in Other borrowings      (1,163)
(288,581)
     Cash dividends paid                            (108,000)
(104,000)
Net cash provided (used) by financing
     activities                                     (696,837)
(1,845,936)
Net increase (decrease) in cash & cash
     equivalents                                    (585,560)
1,155,895
Cash & cash equivalents, beginning balance         7,270,802        6,422,312
Cash & cash equivalents, ending balance           $6,685,242       $7,578,207
                                                   =========        =========
Supplemental disclosure of cash flows information
     Cash paid during the year for:
           Interest                               $  927,927       $  898,184
           Income taxes                               35,926              0
Supplemental schedule of noncash investing &
      financing activities
      Unrealized gain (loss) on Available-for-sale
           securities, net of income tax effect     (195,274)        (
32,643)
      Accrued dividends payable                       72,000           68,000

The accompanying notes are an integral part of these condensed financial statements.


                 FNB FINANCIAL CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 1999
                         (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The financial information presented at and for the three months ended March 31, 1999, and March 31, 1998 is unaudited. Information presented at December 31, 1998, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

NOTE 5 - INVESTMENTS

     The activity within the held to maturity and available for sale portfolios for the period January 1, 1999, through March 31, 1999, is summarized in Table #1 on page 12. No sales were conducted from securities contained within the held to maturity portfolio.

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES AND NONACCRUAL LOANS

     Activity in the allowance for loan losses is summarized as follows:

                                                1999       1998

     Allowance for loan losses beginning of the year   $731,641
$425,813
     Loans charged-off during the year:
          Real estate mortgages                        0
 0
          Installment loans                         12,446
10,856
          Commercial & all other                    30,000
88,237
               Total charge-offs                    42,446
99,093
     Recoveries of loans previously charged-off:
          Real estate mortgages                        0
0
          Installment loans                          8,658
1,047
          Commercial & all other                       375
330
               Total recoveries                      9,033
1,377
     Net loans charged-off (recovered)              33,413
97,716
     Provision for loan losses charged to operations     30,000
 101,114
     Allowance for loan losses, March 31               $728,228
$429,211
                                             ========  ========



The following table shows the principal balance of nonaccrual loans as of March 31, 1999:

Nonaccrual loans                                    $ 395,356.60
                                                      ==========
Interest income that would have been
   accrued at original contract rates                $ 8,628.85
Amount recognized as interest income                   2,147.64
   Foregone revenue                                  $ 6,481.21
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

































                             TABLE #1
        SCHEDULE OF HELD TO MATURITY AND AVAILABLE FOR SALE
                     DEBT SECURITY PORTFOLIOS
                        TRANSACTION SUMMARY
       FOR THE PERIOD JANUARY 1, 1999 THROUGH MARCH 31, 1999

                            HELD TO        AVAILABLE      TOTAL
                            MATURITY       FOR SALE    INVESTMENT
                            PORTFOLIO      PORTFOLIO    PORTFOLIO

BEGINNING BALANCE 1/1/99   $2,449,621    $32,330,835  $34,780,456

PURCHASES                           0      1,053,706    1,053,706

NET LOSSES/GAINS                    0          3,691        3,691

MATURITIES/CALLS PAYDOWNS/
PREMIUM AMORTIZATION/DISCOUNT
ACCRETION                      72,306      2,215,982    2,288,288

ENDING BALANCE 3/31/99     $2,377,315    $31,164,868  $33,549,565
                            =========     ==========   ==========







































                                    TABLE #2
               SCHEDULE OF UNREALIZED GAINS AND UNREALIZED LOSSES
               WITHIN THE HELD TO MATURITY AND AVAILABLE FOR SALE
                    INVESTMENT PORTFOLIOS BY INVESTMENT TYPE
                                 MARCH 31, 1999

                             HELD TO    HELD TO     HELD TO    HELD TO
AVAILABLE   AVAILABLE   AVAILABLE   AVAILABLE
                             MATURITY   MATURITY    MATURITY   MATURITY     FOR
SALE    FOR SALE    FOR SALE    FOR SALE
                              BOOK      MARKET     UNREALIZED UNREALIZED
BOOK       MARKET     UNREALIZED  UNREALIZED
SECURITY PORTFOLIO            VALUE      VALUE         GAIN       LOSS
VALUE       VALUE         GAIN        LOSS

U.S. GOVERNMENT TREASURIES         0          0           0           0
0           0            0              0

U.S. GOVERNMENT TREASURIES         0          0           0           0
  0           0            0            0

U.S. GOVERNMENT AGENCIES           0          0           0           0
10,991,996  11,154,513      162,517            0

U.S. GOVERNMENT AGENCIES     465,158    425,125           0      (40,033)
7,573,344   7,358,801            0     (214,543)

SBA GUARANTEED LOAN POOL
CERTIFICATES                 270,798    273,080        2,281          0
784,948     793,564        8,615            0

SBA GUARANTEED LOAN POOL
CERTIFICATES                 861,242    854,224           0       (7,018)
572,312     569,988            0       (2,323)

MORTGAGE-BACKED SECURITIES         0          0           0           0
634,021     645,527       11,506            0

MORTGAGE-BACKED SECURITIES         0          0           0           0
374,353     370,763            0       (3,590)

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                     780,117    789,173       9,056           0
9,742,235   9,827,688       85,453            0

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                           0          0           0           0
491,658     487,136            0       (4,522)

MARKETABLE EQUITY SECURITIES       0          0           0           0
79,400     134,200       54,800            0

MARKETABLE EQUITY SECURITIES       0          0           0           0
94,146      83,500            0      (10,646)

FEDERAL RESERVE BANK STOCK,
ATLANTIC CENTRAL BANKERS BANK
STOCK AND FEDERAL HOME LOAN
BANK STOCK                         0          0           0           0
394,100     394,100            0            0

GRAND TOTALS               2,377,315  2,341,602       11,338     (47,051)
31,732,514  31,819,780      322,891     (235,625)
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


                  FNB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Net income for the first three months of 1999 was $189,457, compared to $154,879 for the first three months of 1998 and $218,142 for the same period in 1997. This represents an increase of $34,578 or 22% from 1998 and a decrease of $28,685 or 13.15%
from 1997. Net income on an adjusted per share basis for the first three months of 1999 was $0.47 an increase of $.08 from the $0.39 per share for 1998, and a decrease of $0.08 from the $0.55 per share for the three months ended March 31, 1997. This increase from 1998 is a direct result of a decrease in the allowance for loan loss provision which was $101,114 for the first three months in 1998 compared to $30,000 for the first three months in 1999.

Total interest and dividend income for the first three months of 1999 was $1,882,593 compared to $1,863,867 for the first three months of 1998, an increase of $18,726, and compared to $1,788,629 for the three months ended March 31, 1997, representing an increase of $93,964. This increase is a result of an increase in the balance of earning assets and investments in the Bank's security portfolio. Since March 31, 1998, net loans have increased $4,252,941 or 7.24% while the book value of investment debt securities has increased $3,563,367 or 11.88%. This increase in loans, the Bank's highest yielding interest-earning asset, and increase in the lower yielding assets of investments held in the Bank's investment portfolio have increased the Bank's interest income for the first three months of 1999.

During the first quarter of 1999, interest rates on loans and on investments have remained relatively the same. Also, during the first quarter, some investment securities with call features were called by the issuer resulting in the loss of higher interest earning assets. At the same time, some residential mortgage customers refinanced their mortgage loans to lower interest rates at our institution and at other institution's which resulted in a general decline in the yield on both investment securities and loans since the fourth quarter of 1998. Management has decreased deposit rates but not at the same pace as that of earning assets. Combined with the aforementioned increase in loans and increase in investments, net interest income has increased, however, the bank's net interest margin during the first quarter of 1998 has decreased due to the decrease of yields on loans and investments while the cost of deposits did not decrease as greatly as that of earning assets. Management anticipates the decrease in interest rates on loans and investments and the decrease of deposit rates to lower levels will result in the slight decrease of the interest margin during the next few earning periods.

Interest expense for the three months ended March 31, 1999, was $1,020,335, an increase of $34,732 from the $985,603 for the same period in 1998, and an increase of $92,513 from the $927,822 incurred for the same period in 1997. This increase is due to an increase in the balances of interest-bearing deposits. Total interest-bearing deposit balances has increased $7,614,501 or 9.28% since March 31, 1998.

The tax-adjusted net interest margin has decreased 40 basis points to 3.62% for the first three months of 1998 from that of the first three months of 1997 which was 4.02%. This decrease occurred due to a larger decrease in the yield on earning assets which occured during the entire 1998 year than in the cost of interest-bearing liabilities. The tax-equivalent yield on earning assets for the first three months of 1998 decreased .59% to 7.58% from 8.17% for the same period in 1998 while the cost of interest-bearing liabilities decreased .30% to 4.54% from 4.84% for the same period in 1998. Management anticipates to concentrate on the improvement of net interest margin throughout the year. Recent decreases in interest rates on adjustable rate loans and securities will be offset by maturing higher cost time deposits repriced to lower yielding deposits and a general decrease in the cost of savings account balances. During the year management still anticipates securities which have call features to most likely be called resulting in a decrease in yield on the investment portfolio. This combined with continued refinancings by mortgage home owners to lower interest rates will squeeze the net interest margin and may result in a decrease in such. Through the decrease of deposit rates, management will strive to maintain the decrease of the net interest margin to a minimum.

Total noninterest income for the first three months of 1999 increased $28,856 due to a $2,722 increase in service charges on deposit accounts and a $13,389 increase in other income as a result of a $16,416 increase in the cash value of life insurance.
Operating expenses for the period ended March 31, 1999, were $717,382, a $57,291 increase from the operating expenses incurred for the same period in 1998 of $660,091.

The company's income tax provision for the first three months of 1999 was $41,034 as compared to $48,942 for the first three months of 1998. The Company continues to operate with a marginal tax rate of 34%, during the first quarter of 1999. The effective income tax rate for the first three months of 1999 was 17.80% a 6.21% decrease compared to 24.01% for the first three months of 1998 and a decrease of 0.48% from the effective tax rate for the first three months of 1997 of 18.28%.

Total assets as of March 31, 1999, were $112,918,053, a decrease of $647,341 from the period ending December 31, 1998, representing a decrease of 0.57%. This decrease in total assets was anticipated as there were large temporary deposits at the Bank on December 31, 1998, in business Money Market account balances which were expected to leave the Bank shortly after the beginning of the 1999 year. This in fact did occur and total deposits decreased $587,674 or 0.58%. The decrease in deposits was the result of decreased Money Market account balances which are included under the savings account caption. Totals savings accounts decreased $1,241,947 to $29,669,854 from $30,911,801 at December 31, 1998. This decrease was a direct result of the movement of the temporary deposits as discussed previously. Time deposits increased $1,004,929 to $59,506,440 from $58,501,511 at December 31, 1998, a 1.72%
increase.   Net loans as of March 31, 1999, were $62,984,903
compared to $61,900,581 as of December 31, 1998. The allowance for loan losses at the end of the three months was $728,228 compared to $731,641 at year end 1998 and is considered adequate, in management's judgement, to absorb possible losses on existing loans. The provision for loan losses for the first three months of 1999 was $30,000 compared to $101,114 for the first three months of 1998 and $9,000 for the same period in 1997. This decrease from the 1998 provision and dramatic increase over the 1997 provision was a direct result of one large commercial loan charge-off in 1998 which necessitated the increase of the allowance for loan losses.

Total deposits were $99,916,261 as of March 31, 1999, compared to $100,503,935 on December 31, 1998. This represents a decrease of $587,674 or 0.58% which reflects the activity as discussed previously.

Total equity as of March 31, 1999, was $11,838,749, 10.48% of total assets, as compared to $11,916,566, 10.49% of total assets as of December 31, 1998. This slight decrease in equity reflects a decrease in Accumulated other comprehensive income which is a direct result of a decrease in the unrealized gains on securities available for sale, net of tax effects, during the first quarter of 1999 from that of December 31, 1999.

The Corporation has risk-based capital ratios exceeding regulatory requirements. Risk-based capital guidelines require a minimum ratio of 8.0%. At March 31, 1999, the risk-based capital ratio of the Corporation was 18.00% while at December 31, 1998, the risk-based capital ratio was 18.21%. The following table presents the risk-based capital ratios for the Corporation:


                                           March 31,    Regulatory
                                             1999        Minimum

Leverage Ratio                               10.29%       3.00%
Risk-based capital ratios:
    Tier I (core capital)                    16.94%       4.00%
    Total Capital
    (Tier I and Tier II Capital)             18.00%       8.00%

Year 2000 Readiness Plan

During the past several months many newspaper and magazine articles have been written concerning the YEAR 2000 and the potential effect the change from the year 1999 to the year 2000 will have on computer systems. Due to the age of some computer programs, computer software and computer chips, it is very possible that some older computers, software and equipment containing computer chip technology may not function properly when the year 2000 rolls around, or may indeed not function at all.

                             AWARENESS

The Corporation and the Bank recognized this potential problem in mid-1997 and organized a Year 2000 Management Team. This team is headed by Senior Management and the Data Processing Department, which reports findings and results to the CEO, the Electronic Data Processing ("EDP")Committee and, ultimately, to the Board of Directors. In September 1997, this team developed and implemented a Year 2000 policy to assure that all of the Corporation's computers, software and equipment will be compatible with the year 2000 in order to avoid disruption to financial services provided by the Corporation.

Beginning in March 1997, management of The First National Bank began discussions with our Computer equipment providers and programmers regarding the Year 2000 issue and how it would effect our processing capabilities. In September 1997, the Bank's EDP Committee, comprised of four outside Directors, the Data Processing Manager, Cashier and CFO, and the Board of Directors adopted a Year 2000 Action Plan which has been implemented. This plan appointed the CFO in charge of the Year 2000 project implementation as supervisor of the Data Processing Department.

                            ASSESSMENT

Pursuant to our Plan, the Corporation and the Bank inventoried equipment and software which needed to be verified for Year 2000 compliance. We also outlined our testing dates and strategies, completion dates for all reprogramming and testing, and a contingency plan. In addition, the Plan requires all vendors and business customers provide Year 2000 compliance assurances. Further, any new equipment or computer software purchased from that date forward must be certified by the vendor to be Year 2000 compatible.

In the Corporation's policy addressing the Year 2000, the Corporation recognized the importance of assuring, to the best of its ability, its major business customers and vendors on which it relies for electricity, voice communication, data processing, all equipment, data communication, supplies, and any other function vital to the Corporation's operation are aware of this issue and have addressed it within their organizations by having their computer equipment and software analyzed and tested for compatibility with the Year 2000. To assess the status of each major business customer and vendor, the Corporation in November 1997 sent to each a short questionnaire/survey regarding their Year 2000 implementation plans. As each vendor and business customer returns the survey, management assesses the capability of each and follows up to assure, to the best of the Corporation's ability, each is Year 2000 compatible, or will be by June 30, 1999.

            RENOVATION, VALIDATION, AND IMPLEMENTATION
On Sunday, February 15 and Monday, February 16, 1998, data processing personnel conducted an in-house test of all computer equipment and programs, both our main frame and Local Area Network ("LAN"), in order to determine if there were any areas of concern. All equipment worked fine after we allowed system dates on the main frame and the LAN to roll-over from December 31, 1999, to January, 1, 2000. After the date roll-over we tested programs extensively performing regular daily procedures as well as year-end close out procedures. There were some minor problems which resulted, many of which we were aware before testing and had previously discussed with our programmers. We set June 30, 1998, as the dead-line for necessary changes to be made by our programmers. This schedule has been met and retesting occurred during the third and fourth quarters of 1998. Our internal final cut-off for compliance was December 31, 1998, in order to allow for any unforeseen problems to be addressed in early 1999.

On May 28, 1998, system dates on the main frame were tested for September 9, 1999, January 1, 2000, January 3, 2000, February 29, 2000, and March 1, 2000. These tests were performed by having the system date rolled over to make sure the system continued to operate. There were no problems encountered. During retesting procedures of our main frame in the third and fourth quarters of 1998, management performed more extensive testing of these dates. Retesting of the main frame occurred at our test location hot site at CBM. Those reports generated were reviewed in detail by our in house processor, Data Processing Manager, CFO, personnel from The First National Bank of Mercersburg and our chief banking programmer at CBM. All areas were tested to assure compliance and renovations were made as necessary.

System dates on the LAN were tested for September 9, 1999, January 1, 2000, January 3, 2000, and February 29, 2000. Testing for September 9, 1999, was conducted on Monday June 8, 1998, when the system date was moved forward on the LAN to September 8, 1999, and allowed to roll-over to September 9, 1999. On Tuesday June 9, 1998, the date was September 9, 1999, on the LAN. All day system dates were on this time and the system was allowed to roll over to September 10, 1999, on June 10, 1998. On June 10, 1998, the date was returned to normal. No problems were incurred.

On June 15, 1998, the date was changed on the LAN to December 31, 1999, and allowed to roll over to January 1, 2000, on June 16, 1998. All day processing was done on this date. The system date remained in the year 2000 until Friday, June 19, 1998, on which date the future date was January 4, 2000, the second business day in the year 2000. The system was returned to the proper date following this test. There were no problems encountered. The Losendos program (a Qantel terminal emulation program) displayed, in an auxiliary field, the date at 2010. This is not used in calculations and is only used to show date and time for the user of the system, and is not anticipated to disrupt operations.

On June 22, 1998, the date was changed to February 27, 2000, and allowed to rollover to February 28, 2000, on Tuesday, June 23, 1998; to February 29, 2000 on Wednesday, June 24, 1998; and to March 1, 2000, on Thursday, June 25, 1998. On June 25, 1998, the system date was returned to the correct date. There were no problems encountered other than the credit reporting software to pull credit reports not recognizing the Date February 29, 2000. This was verified with the software vendor who informed us the full year 2000 needed to be input in order to recognize the year 2000 as a leap year. The old LAN network displayed the date as 19100 but everything operated satisfactorily. As this system is being phased out over the next year and Y2K compatible PCs are added, this will not be an issue. The Losendos program, which is a Qantel terminal emulation program, displays in an auxiliary field the date at 2010.
This is not used in calculations and is only used to show date and time for the user of the system. This is not anticipated to disrupt operations.

The purpose of these tests was to assure management the LAN and all programs on the LAN will operate properly on these various dates. Each department was asked to track their usage of programs during this period and to note any problems which were encountered so they could be addressed as quickly as possible with our software vendor.

The Bank has completed certification testing with the MAC network for ATM communications having had MAC successfully process our Year 2000 test files. A copy of this certification is available.

The Bank has tested its electronic communication ability with its correspondent Bank, ACBB. These tests were completed in December
1998 and no problems were encountered.

The Bank has tested its electronic communications with the Federal Reserve Bank of Philadelphia ("FRB") during the third and fourth quarters of 1998. Management scheduled times with the FRB to test year 2000 compatibility of the following customer applications:

     a.  Wire transfers;
     b.  TT&L;
     c.  ACH;
     d.  Electronic Check Presentment;
     e.  Cash Ordering and Early Credit;
     f.  Reserve Requirements;
     g.  Account Balance Monitoring;
     h.  Savings Bond Ordering;
     i.  Check Returns;
     j.  Account Statements.

Tests of electronic communications with the Federal Reserve Bank of Philadelphia were conducted throughout the third and fourth
quarters of 1998.   All tests performed appeared to be successfully
processed by the Federal Reserve. Management is currently reviewing detailed printouts and testing documentation to verify the successfulness of each test performed.


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

VALIDATION - 95% COMPLETE
     Mission critical Qantel System Equipment & Software
          1.  Equipment - Complete
                         9/9/99  - Complete
                         12/31/99 - Complete
                         1/3/2000 - Complete
                         2/28/2000 - Complete
                         2/29/2000 - Complete
                         3/01/2000 - Complete

          2.  Software - 9/9/99  - Complete
                         12/31/99 - Complete
                         1/3/2000 - Complete
                         2/28/2000 - Complete
                         2/29/2000 - Complete
                         3/01/2000 - Complete

     Mission Critical LAN system Equipment & Software
                         9/9/99  - Complete
                         12/31/99 - Complete
                         1/3/2000 - Complete
                         2/28/2000 - Complete
                         2/29/2000 - Complete
                         3/01/2000 - Complete
               Credit reporting Software - TransUnion complete

     Mission Critical Fedline Equipment & Software
                         9/9/99  - Complete Equipment only
                         12/31/99 - Complete
                         1/3/2000 - Complete
                         2/28/2000 - Complete
                         2/29/2000 - Complete
                         3/01/2000 - Complete

     Mission Critical Branch Equipment - Complete
            Alarm systems at all locations have had vendor
                certified inspections completed and verified for Year 2000 readiness
          Office telephone systems inspections have been completed
                at all locations.
                 Upgrade of Main office Voice mail required by
                6/30/99.

     ATMs - Complete
     ATM Network - Complete
     Major Business Customers both loans and deposits - Complete
     Bank vendors and suppliers - Complete


RENOVATION - 95% COMPLETE OVERALL
             100% QANTEL SOFTWARE

     Mission critical Qantel System
               1.  Equipment - Complete no changes necessary

               2.  Software
                    IRA - New program installed; testing to be
                          completed in 2nd quarter of 1999.
                    Dividend - Complete
                    General Ledger - Complete
                    DDA - Complete
                    CD - Complete
                    Loans - Complete
                    Savings - Complete
                    Clubs - Complete
                    CIF - Complete
                    Utility Programs - Complete
                    Lock Boxes - Complete

     Mission Critical LAN system Equipment & Software - Complete Mission Critical Fedline Equipment & Software - Complete Mission Critical Branch Equipment - Complete
            Alarm systems at all locations have had vendor
                certified inspections completed and verified for Year 2000 readiness
          Office telephone systems inspections have been completed
                at all locations.
                 Upgrade of Main office Voice mail required by
                6/30/99.
     ATMs
          NCR Main Office - Complete
          NCR Hancock Office - Complete
          Diebold East End Office - Complete


IMPLEMENTATION - 95% COMPLETE OVERALL
                 91% QANTEL SOFTWARE

     Mission critical Qantel System
               1.  Equipment - Complete no changes necessary

               2.  Software
                    IRA - New program installed; testing during
                          second quarter of 1999.
                    Dividend - Complete
                    General Ledger - Complete
                    DDA - Complete
                    CD - Complete
                    Loans - Complete
                    Savings - Complete
                    Clubs - Complete
                    CIF - Complete
                    Utility Programs - Complete
                    Lock Boxes - Complete

     Mission Critical LAN system Equipment & Software - Complete
     Mission Critical Fedline Equipment & Software - Complete
     Mission Critical Branch Equipment - Complete
          Upgrade of main office voice mail is necessary
     ATMs
          NCR Main Office - Complete
          NCR Hancock Office - Complete
          Diebold East End Office - Complete

The LAN system has been thoroughly tested during the month of June has noted above and in other documents. All areas worked fine.

The Qantel system has been tested by us in February 1998 and our phase of the retesting complete in September which brings us up to the January 3, 2000 date. The First National Bank of Mercersburg has completed the remaining steps and we have jointly reviewed the test results with CBM to verify findings. The revisions to the Bank's mission critical Qantel software have been loaded onto our system and were implemented on January 18, 1999. Retesting of our system was done on site on February 15 and February 16 for January 3, 2000, and February 29, 2000. All testing went smoothly ; only minor none mission critical revisions need to be made. These changes were completed and tested by the end of the first quarter. The new software programs have been installed during the fourth quarter of 1998 and were tested these include the General Ledger program and the Dividends program. The IRA program is still in the process of testing and will be completed by 6/30/99.

The NCR ATMs have been upgraded and tested. The Diebold ATM has been upgraded and tested. All other mission critical equipment has been signed off by the manufacturer or supplier.

The MAC system Year 2000 certification test has been completed and our verification/certification has been received.

Customer awareness is ongoing, newsletter articles, handouts, brochures and Year 2000 Readiness information has been developed and provided to customers, vendors, etc. as requested. Glossy brochures have been mailed out to customers; these will be continually used as statement stuffers. An article was also published in the local papers informing customers of the Year 2000 problem and inviting them, as well as other interested individuals, to a seminar conducted by the Bank in July 1998. Posters and tent cards informing customers of our Year 2000 readiness have been placed in all branch offices.

Deposit and Loan customers whose actions may have a major impact on the Corporation and the Bank have all been surveyed and inventoried. This is an ongoing process and follow-up has been made to all as necessary. In order to keep this issue at the fore-front of large business depositors and loan customers, the follow-up will continue throughout 1999.

Major Bank vendors and suppliers have been contacted and verification of their readiness has been made. Follow-up calls were completed by December 31, 1998, and ongoing monitoring as necessary through the second quarter of 1999. If at that time a supplier is not ready for Year 2000, the Bank will replace them with one who is.

Year 2000 Budget

The initial Budget approved by the EDP Committee and the Board for Year 2000 renovations has been $25,000. These costs are specific costs dealing with the renovation, supplies, upgrades, postage, education of customers, legal fees for reviewing documents, personnel costs for testing, and new equipment and software necessary to become Year 2000 compatible. This budget does not include cost accounting costs such as salaried personnel time involved by in house employees. The reason for this exclusion is that the salaried personnel working on this issue are required to complete these tasks along with their other duties. The total costs incurred to date, March 31, 1999, for Year 2000 costs as highlighted in this section have been $22,249.42. The EDP Committee and the Board review this budget as necessary to determine if an increase in the initial $25,000 budget is warranted based upon costs incurred to date.

Year 2000 Contingency Plan

A contingency plan has been developed, has been reviewed and completed by management. It will be presented to the EDP Committee and the Board for adoption. This plan addresses potential problems which may arise concerning Year 2000 problems.

The Corporation's and Bank's Year 2000 Contingency Plan was developed to address the possibility that information technology and non-information technology systems may not function properly after December 31, 1999. If the Bank must implement its contingency plan, the following areas have been included in such plan: the mission-critical Qantel System; the LAN management information reporting system; the ATM and MAC networks; Fedline, which included wire transfers, automated clearing house and electronic check presentment; electricity; communications; and cash reserves.












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




                              /s/John C. Duffey
                              (John C. Duffey, President
                               and Director of the Company and
                               President/CEO of the Bank)
                              (Duly Authorized Officer)



Date May 5, 1999              /s/Daniel E. Waltz
                              (Daniel E. Waltz, Treasurer
                               and Director of the Company and
                               Senior Vice President/CFO of
                               the Bank)
                              (Principal Financial &
                               Accounting Officer)