Form 10-Q
period 1999-06-30
FNB FINANCIAL CORP /PA/
filed 1999-08-11
CIK 820222

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549-1004

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1999

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

                                YES X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class              Outstanding at June 30, 1999
(Common stock, $0.63 par value)        400,000


















































                            FNB FINANCIAL CORPORATION

                                      INDEX

                                                               Page
PART I  -  FINANCIAL INFORMATION

    Condensed consolidated balance sheets -
      June 30, 1999 and December 31, 1998                 5

    Condensed consolidated statements of income -
      Three months ended June 30, 1999 and 1998           6

    Condensed consolidated statements of income -
      Six months ended June 30, 1999 and 1998             7

    Condensed consolidated statements of comprehensive
      income                                    -
      Six months ended June 30, 1999 and 1998             8

    Condensed consolidated statements of cash flows -
      Six months ended June 30, 1999 and 1998             9

    Notes to condensed consolidated financial
      statements                                        10-12

    Table #1 - Schedule of held to maturity and
      available for sale investment activity for the
      period January 1, 1999 through June 30, 1999       13

    Table #2 - Schedule of gross unrealized gains and
      unrealized losses within the held to maturity and
      available for sale investment portfolios by
      investment type                                    14

    Management's discussion and analysis of financial
      condition and results of operations               15-25


PART II  -  OTHER INFORMATION                             27

    Signatures                                           28
























                         PART I - FINANCIAL INFORMATION
































            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                               June 30,     December 31,
                                                1999           1998
ASSETS:                                      (unaudited)    (audited*)

Cash and Due from banks                      $ 2,829,263    $ 3,134,802
Interest-bearing deposits with banks           1,097,323      2,019,612
Marketable Debt Securities
       Held-to-maturity (Market value - 1999:
       $2,144,819 and 1998: $2,429,959)        2,181,820      2,449,621
       Available-for-sale                     29,082,964     32,713,970
Marketable Equity Securities
   Available for Sale                            142,368        173,546
Federal Reserve, Atlantic Central Banker's Bank
   and Federal Home Loan Bank Stock              415,000        394,100
Federal Funds Sold                             2,333,000      4,136,000
Loans, net of unearned discount &
       Allowance for loan losses              66,782,249     61,900,581
Bank buildings, equipment, furniture &
       fixtures, net                           3,222,290      3,149,012
Accrued interest receivable                      670,675        718,543
Deferred income tax charges                      394,752         16,989
Other real estate owned                          210,374        370,511
Intangible Assets                                169,674        177,856
Other assets                                   2,290,666      2,210,251

    Total Assets                            $111,822,418   $113,565,394
                                              ==========     ==========
LIABILITIES :

Deposits:
   Demand deposits                           $10,387,634    $10,819,419
   Savings deposits                           26,365,637     30,911,801
   Time certificates                          62,055,402     58,501,511
   Other time deposits                           516,557        271,204
      Total deposits                         $99,325,230   $100,503,935
Accrued interest payable & other liabilities     779,366        868,129
Liability for other borrowed money               166,419        168,764
Deferred income taxes                                0              0
Accrued dividends payable                         76,000        108,000

    Total Liabilities                       $100,347,015   $101,648,828

STOCKHOLDERS' EQUITY:

Capital stock, Common, par value $0.63;
   6,000,000 shares authorized; 400,000
   outstanding                               $   252,000    $   252,000
Additional paid-in capital                     1,789,833      1,789,833
Retained earnings                              9,899,295      9,621,863
Net unrealized gain/(loss) on Available-for-sale
   securities, net of tax effects               (465,725)       252,870

    Total Stockholders' Equity               $11,475,403    $11,916,566

    Total Liabilities & Stockholders' Equity$111,822,418   $113,565,394
                                              ==========     ==========

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             Three Months Ended June 30, 1999 and 1998
                            (UNAUDITED)

                                                     1999
1998

Interest & Dividend Income

Interest & fees on loans                         $1,376,289
$1,368,878
       Interest on investment securities:
              U.S. Treasury Securities                  0
3,006
              Obligations of other U.S.
                  Government Agencies               344,105
344,412
              Obligations of State & Political
                  Subdivisions                      121,150
113,574
       Interest on deposits with banks               16,463
7,887
       Dividends on Equity Securities                 7,128
6,357
       Interest on federal funds sold                30,664
69,384
              Total Interest & Dividend Income    1,895,799
1,913,498

Interest Expense

       Interest on deposits                         993,963
1,013,067
     Interest on Other borrowed money                 2,776
2,851
              Net interest income                   996,739
1,015,918
       Provision for loan losses                     36,000
190,000
              Net interest income after
              Provision for loan losses             863,060
707,580

Other income

       Service charges on deposit accounts           27,603
19,274
       Other service charges, collection &
              exchange charges, commissions
              and fees                               66,705
52,935
       Other income                                  32,051
26,750
       Net Securities gains/(losses)                 53,366
142,671
              Total other income                    179,725
241,630

Other expenses                                      750,953
684,001
       Income before income taxes                   291,832
265,209
       Applicable income taxes                       56,192
94,808
  Net income                                       $235,640
$170,401
                                                    =======
=======
Earnings per share of Common Stock:
       Net income per share                           $0.59
$0.43

Cash dividend declared per share                      $0.19
$0.18

Weighted average number of shares outstanding       400,000
400,000

The accompanying notes are an integral part of these condensed financial statements.






     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

              Six Months Ended June 30, 1999 and 1998
                            (UNAUDITED)

                                                    1999
1998

Interest & Dividend Income

       Interest & fees on loans                  $2,695,187
$2,692,655
       Interest on investment securities:
              U.S. Treasury Securities                1,585
6,500
              Obligations of other U.S.
                Government Agencies                 698,626
671,125
              Obligations of State & Political
                Subdivisions                        249,926
240,230
       Interest on deposits with banks               44,548
33,175
       Dividends on Equity Securities                15,291
14,496
       Interest on federal funds sold                73,229
119,184
              Total Interest & Dividend Income    3,778,392
3,777,365

Interest Expense

       Interest on deposits                       2,011,503
1,995,800
       Interest on other borrowed money               5,571
5,721
              Total Interest Expense              2,017,074
2,001,521
              Net interest income                 1,761,318
1,775,844
       Provision for loan losses                     66,000
291,114
              Net interest income after
                Provision for loan losses         1,695,318
1,484,730

Other income

       Service charges on deposit accounts           50,543
39,492
       Other service charges, collection &
             exchange charges, commissions
             and fees                               129,980
102,821
       Other income                                  65,145
41,835
       Net Securities gains/(losses)                 49,675
144,244
              Total other income                    295,343
328,392

Other expenses                                    1,468,335
1,344,092
       Income before income taxes                   522,326
469,030
       Applicable income taxes                       97,229
143,750

       Net income                                  $425,097
$325,280
                                                    =======
=======
Earnings per share of Common Stock:
       Net income per share                           $1.06
$0.81

Cash dividend declared per share                      $0.37
$0.35

Weighted average number of shares outstanding       400,000
400,000



The accompanying notes are an integral part of these condensed financial statements.
     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              Six Months Ended June 30, 1999 and 1998
                            (UNAUDITED)

                                                   1999
1998

Net Income                                       $425,097
$325,280
Other Comprehensive income, net of tax
    Unrealized holding gains/(losses for period  (718,595)
(102,769)
Comprehensive Income                            $(293,498)
$222,511
                                                  =======
=======

The accompanying notes are an integral part of these condensed financial statements.




































          FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended June 30, 1999 and 1998

                                 (UNAUDITED)
                                                      1999            1998
Cash flows from operating activities:
      Net income                                  $  425,097       $
325,280
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
            Depreciation & amortization              133,608          132,417
            Provision for loan losses                 66,000          291,114
            Net (gain)/loss on sales of
              investments                            (49,675)
(144,244)
            Deferred income taxes                     (7,578)             0
            Loss on Disposal of Other Real Estate      2,887            2,000
            (Increase) decrease in accrued
                   interest receivable                47,868
(41,294)
            Loss on Disposal of Other Assets           5,000              0
             Increase (decrease) in accrued interest
                   payable and other liabilities     (88,793)
66,962
             Other (net)                             (60,243)
(68,200)
Net cash provided (used)by operating
      activities                                     474,171          564,035
Cash flows from investing activities:
     Net (increase) decrease in interest-
            bearing deposits with banks              922,289
5,455,387
     Purchases of Held-to-maturity securities            0                0

     Purchases of Available-for-sale
            securities                            (2,221,470)
(9,248,615)
     Proceeds from sales of Available-for-
            sale securities                        1,077,301        3,641,590
     Proceeds from maturities of Held-to-
            maturity securities                      267,802          604,151
     Proceeds from maturities of Available-
            for-sale securities                    3,693,048        1,184,993
     Purchases of marketable equity securities           0
(45,000)
     Proceeds from sales of marketable equity
            securities                                74,200          105,000
     Net (increase) decrease in loans             (4,912,067)
(1,407,776)
     Proceeds from sale of Other real estate owned   122,637           23,475
     Purchases of bank premises & equipment (net)   (198,703)
(84,491)
     Increase in cash surrender value of life
            insurance                                (40,797)
(15,514)
     Purchase of life insurance                          0
(1,985,000)
     Proceeds from sale of other assets               15,000              0
     Purchase of other bank stock                    (20,900)
(4,500)
Net cash provided (used) by investing
            activities                            (1,221,660)
(1,776,300)
Cash flows from financing activities:
     Net increase (decrease) in deposits          (1,178,705)
6,086,263
     Net increase (decrease) in other borrowings      (2,345)
(289,687)
     Cash dividends paid                            (180,000)
(172,000)
Net cash provided (used) by financing activities  (1,361,050)
5,624,576
Net increase (decrease) in cash & cash equivalents(2,108,539)
4,412,311
Cash & cash equivalents, beginning balance         7,270,802        6,422,312
Cash & cash equivalents, ending balance           $5,162,263      $10,834,623
                                                   =========        =========
Supplemental disclosure of cash flows information
     Cash paid during the year for:
           Interest                               $2,074,762       $2,009,913
           Income taxes                             $145,886           67,570
Supplemental schedule of noncash investing &
      financing activities
      Unrealized gain (loss) on Available-for-sale
           securities net of tax effects            (718,595)       (102,769)
      Accrued dividends payable                       76,000          72,000
      Other real estate and property acquired in
           settlement of loans                           0           120,000
      Loan advanced in partial settlement for sale of
           other real estate                          35,000             0

The accompanying notes are an integral part of these condensed financial statements.

                          FNB FINANCIAL CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1999
                            (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The financial information presented at and for the six months ended June 30, 1999 and June 30, 1998 is unaudited. Information presented at December 31, 1998, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.


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



NOTE 5 - INVESTMENTS

     The activity within the held to maturity and available for sale portfolios for the period January 1, 1999, through June 30, 1999, is summarized in Table #1 on page 13. No sales were conducted from securities contained within the held to maturity portfolio.

     The amortized cost and estimated market values of investments by investment type and classification as available for sale or held to maturity along with each portfolio's gross unrealized gain or gross unrealized loss are contained in Table #2 on page 14.

     Management has reviewed the unrealized gains and losses in the investment portfolio and has determined they are a direct result of the current interest rate environment and are temporary in nature in that they will fluctuate accordingly based upon the Federal Reserve's interest rate philosophy in effect at the time of pricing. Fluctuations in market value are not a reflection of a downgrading in the investment quality of the securities contained within the corporation's portfolio.

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







NOTE 6 - ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is summarized as follows:

                                                     1999
1998

Allowance for loan losses beginning of the year    $731,641
$425,813
   Loans charged-off during the year:
              Real estate mortgages                 100,000
25,000
              Installment loans                      18,802
50,840
              Commercial & all other                 31,973
88,237
                    Total charge-offs               150,775
164,077
   Recoveries of loans previously charged-off:
              Real estate mortgages                     200
  0
              Installment loans                      12,896
17,775
              Commercial & all other                  1,077
 705
                    Total recoveries                 14,173
18,480
   Net loans charged-off (recovered)                136,602
145,597
   Provision for loan losses charged to operations   66,000
291,114
       Allowance for loan losses, June 30          $661,039
$571,330
                                                   =========
========

The following table shows the principal balance of nonaccrual loans as of June 30, 1999:

Nonaccrual loans                                    $ 292,108.42
                                                      ==========
Interest income that would have been
   accrued at original contract rates                $ 12,678.40
Amount recognized as interest income                    3,468.85
   Foregone revenue                                  $  9,209.55
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











                             TABLE #1
        SCHEDULE OF HELD TO MATURITY AND AVAILABLE FOR SALE
                     DEBT SECURITY PORTFOLIOS
                        TRANSACTION SUMMARY
       FOR THE PERIOD JANUARY 1, 1999 THROUGH JUNE 30, 1999

                            HELD TO        AVAILABLE      TOTAL
                            MATURITY       FOR SALE    INVESTMENT
                            PORTFOLIO      PORTFOLIO    PORTFOLIO

BEGINNING BALANCE 1/1/99   $2,449,621    $32,330,835  $34,780,456

PURCHASES                         0        2,221,470    2,221,470

PROCEEDS FROM SALES               0        1,077,301    1,077,301

NET LOSSES/(GAINS)                0           (9,875)      (9,875)

MATURITIES/CALLS PAYDOWNS/
PREMIUM AMORTIZATION/DISCOUNT
ACCRETION                     267,802      3,693,048    3,960,850

ENDING BALANCE 6/30/99     $2,181,819    $29,791,831  $31,973,650
                            =========     ==========   ==========

































                                     TABLE #2
                SCHEDULE OF UNREALIZED GAINS AND UNREALIZED LOSSES
                WITHIN THE HELD TO MATURITY AND AVAILABLE FOR SALE
                     INVESTMENT PORTFOLIOS BY INVESTMENT TYPE
                                  JUNE 30, 1999

                             HELD TO    HELD TO     HELD TO    HELD TO
AVAILABLE   AVAILABLE   AVAILABLE   AVAILABLE
                             MATURITY   MATURITY    MATURITY   MATURITY     FOR
SALE    FOR SALE    FOR SALE    FOR SALE
                              BOOK      MARKET     UNREALIZED UNREALIZED     BOOK
      MARKET     UNREALIZED  UNREALIZED
SECURITY PORTFOLIO            VALUE      VALUE         GAIN       LOSS
VALUE       VALUE         GAIN        LOSS

U.S. GOVERNMENT TREASURIES         0          0           0           0
0           0              0            0

U.S. GOVERNMENT TREASURIES         0          0           0           0
0           0              0            0

U.S. GOVERNMENT AGENCIES           0          0           0           0
1,262,663   1,266,575        3,911            0

U.S. GOVERNMENT AGENCIES     473,378    435,900           0     (37,478)
16,558,486  16,069,236            0     (489,250)

SBA GUARANTEED LOAN POOL
CERTIFICATES                 203,533    205,656       2,123           0
802,612     810,930        8,318            0

SBA GUARANTEED LOAN POOL
CERTIFICATES                 814,810    807,302           0       (7,508)
469,592     467,069            0       (2,523)

MORTGAGE-BACKED SECURITIES         0          0           0           0
596,755     605,710        8,955            0

MORTGAGE-BACKED SECURITIES         0          0           0           0
632,998     607,375            0      (25,623)

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                     690,098    695,961       5,863           0
3,070,750   3,092,871       22,121            0

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                           0          0           0           0
6,397,975   6,163,198                  (234,777)

MARKETABLE EQUITY SECURITIES       0          0           0           0
45,000      60,000       15,000            0

MARKETABLE EQUITY SECURITIES       0          0           0           0
94,146      82,368          0        (11,778)

FEDERAL RESERVE BANK STOCK,
ATLANTIC CENTRAL BANKERS BANK
STOCK AND FEDERAL HOME LOAN
BANK STOCK                         0          0           0           0
415,000     415,000            0            0

GRAND TOTALS               2,181,819  2,144,819        7,986     (44,986)
30,345,977  29,640,332       58,305     (763,951)
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


                  FNB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Net income for the first six months of 1999 was $425,097 compared to $325,280 for the same period in 1998 and $464,356 for the same period in 1997. This represents a increase of $99,817 or 30.69% over 1998 and a decrease of $39,259 or 8.45% from 1997. Net income on an adjusted per share basis for the first six months of 1999 was $1.06, an increase of $0.25 from the $0.81 per share for the six months ended June 30, 1998, and a decrease of $0.10 from the $1.16 per share for the six months ended June 30, 1997.

This increase of $99,817 in net income is a direct result of the Board of Directors and management's decision during 1998 to significantly increase the allowance for loan losses. During the first six months of 1999, the provision to the allowance for loan losses was $66,000, a $225,114 decrease from the $291,114 provision for the first six months of 1998. This decrease in the provision was offset with a decrease in net security gains. During the first six months of 1999, net security gains were $49,675, a decrease of $94,569 from the $144,244 in net security gains for the first six months of 1998. The decrease in 1999 in the provision for loan losses and in net security gains combined with a decrease of $46,521 in applicable income taxes, were significant factors in the net income increase of $99,817 for the first six months of 1999 from that of 1998.

Total interest and dividend income for the first six months of 1999 was $3,778,392 compared to $3,777,365 for the same period in 1998 and compared to $3,637,495 for the six months ended June 30, 1997. This represents an increase of $1,027 over 1998 and increase of $140,897 over 1997. This very slight increase in 1999 over 1998 is due to a volume increase in loans of $6,661,575, or 11.08% over that of net loans for the same period in 1998 which were $60,120,674. To offset this net loan increase federal funds sold decreased $5,031,000 or 68.32% and the book value of investment debt securities decreased $695,589 or 2.28%. Volume increases in earning assets resulted in an increase to net interest income in the amount of $277,000 while decreases in yields on earning assets resulted in a decrease to net interest income in the amount of $276,000, resulting in the net interest income increase of $1,027.

Although the volume of net loans increased in 1999 in comparison to 1998, the yield on the overall loan portfolio decreased due to adjustable rate mortgages and commercial loans being repriced to lower rates and residential home mortgage refinancings to lower fixed rates as a result of the October 1998 Federal Reserve reduction in interest rates. The average yield on loans in 1998 was 9.09% while the average yield in 1999 decreased to 8.40%. These adjustable rate loan interest rate reductions combined with mortgage refinancings and calls on higher yielding callable securities resulted in this very slight increase in interest income. The yield on investment securities decreased from 5.93% to 5.68% as a result of calls and reinvestment into lower yielding securities.

During the first half of 1999, interest rates have begun to increase as the Federal Reserve on June 30, increased the federal funds target rate by 25 basis points. During this time, management has decreased deposit rates slightly but not at the same pace as that of earning assets. The tax-adjusted net interest margin has decreased 33 basis points to 3.66% from that of 3.99% for the first six months of 1998 and 55 basis points from that of the first six months of 1997 which was 4.21%. This decrease in net interest margin occurred due to a decrease in the tax adjusted yield on loans which decreased from 9.16% in 1998 to 8.40% in 1999; a decrease in the yield on U. S. Government Agencies which decreased from 6.55% in 1998 to 6.17% in 1999; a decrease in the yield on federal funds sold which decreased from 5.48% in 1998 to 4.67% in 1999 while the costs of deposits decreased only 30 basis points from 4.82% in 1998 to 4.52% in 1999. This 30 basis point decrease in the cost of interest-bearing liabilities and 57 basis point decrease in the tax-equivalent yield on earning assets, from 8.15% in 1998 to 7.58% in 1999, has resulted in a decrease in the net interest margin. Management is concentrating on the improvement of the net interest margin throughout the year and has taken steps to improve it by decreasing rates on savings accounts and Super NOW accounts in early July while at the same time adjustable rate mortgage and commercial loan interest rates have begun to rise.

Interest expense for the six months ended June 30, 1999, was $2,017,074 a $15,553 increase over the June 30, 1998, interest expense of $2,001,521, and an increase of $138,214 over the $1,878,860 incurred for the same period in 1997. This increase in interest expense is due to an increase in the average volume of interest-bearing deposits of $6,251,757, which increased interest expense $150,655 while the 30 basis point decrease in average cost of deposits decreased interest expense only $135,102. The cost of total interest bearing deposits for the first six months of 1999 was 4.52% compared to 4.82% for the same period in 1998. This decrease in cost of deposits was offset with the increase in volume of interest bearing deposits which resulted in the $15,553 increase in interest expense as discussed earlier.

Total noninterest income decreased $33,049 from 1998 due to the sale of securities in 1998 which resulted in a $144,244 net gain. Total operating expenses for the period ended June 30, 1998, were $1,468,335, a $124,243 increase from the operating expenses incurred for the same period in 1998 of $1,344,092. This increase is due to 1) increases in employee wages and benefits of $57,100, a main result of the hiring of a new commercial loan officer/loan division manager and an increase in wage rates and in employee participation in the Company's retirement plan and health insurance plans; 2) an increase in the cost of fixed assets in the amount of $23,445 due to increased real estate taxes of $11,075 as a result of the completed renovation/expansion of the Main office and Fort Loudon office facilities and additional equipment placed in service during the past year; 3) an increase in professional fees of $10,000 due to the retention of a marketing consultant; and 4) a $23,000 increase in the implementation cost of directors' life insurance/retirement benefits.

The company's income tax provision for the first six months of 1999 was $97,229 compared to $143,750 for 1998 and $117,818 for the first six months of 1997. This decrease in the tax provision in the amount of $46,521 as compared to 1998 is due to an overstatement of the income tax provision for the second quarter of 1998 as a result of deferred tax adjustments not being recorded until the third quarter of 1998. The result as an overstatement of 1998's second quarter tax provision which was adjusted in the third quarter.

Although the Company continues to operate with a marginal tax rate of 34%, the effective income tax rate for the first six months of 1999 was 18.61%, a decrease of 12.03% from the 30.64% for the first six months of 1998 and a decrease of 1.63% from the effective tax rate for the first six months of 1997 of 20.24%. This decrease in the effective tax rate is due to deferred tax adjustments for the difference between the tax-allowed balance of the allowance for loan losses and the actual balance of allowance for loan losses not being recorded in 1998 until the third quarter.

Total assets as of June 30, 1999, were $111,822,418, a decrease of $1,742,976 over the period ending December 31, 1998, representing a decrease of 1.53%. This decrease was the result of a deposit decrease of $1,178,705 or 1.17% and a decrease in the value of securities after tax effects of $718,595. The decrease in deposits was the result of a decrease in the balances of business money market account balances while the decrease in the value of securities resulted from a change in the interest rate environment from a stable/declining rate environment to one of an increasing rate environment. Net loans as of June 30, 1999, were $66,782,249 compared to $61,900,581 as of December 31, 1998. The allowance for loan losses at the end of the six months was $661,039 compared to $731,641 at year end 1998 and is considered adequate, in management's judgement, to absorb possible losses on existing loans. The provision for loan losses for the first six months of 1999 was $66,000 compared to $291,114 for the same period in 1998. The significant decrease in the provision is due to management's decision in 1998 to increase the allowance for loan losses as it was felt prudent to do so given the analysis of the loan portfolio at the time.

Total deposits were $99,325,230 as of June 30, 1999, compared to $100,503,935 on December 31, 1998. This represents a decrease of $1,178,705 or 1.17% which reflects the activity as discussed previously.

Total equity as of June 30, 1998, was $11,475,403, 10.26% of total assets as compared to $11,916,566, 10.49% of total assets as of December 31, 1998. This decrease in equity reflects the decrease in market value of securities as discussed earlier offset by the reinvestment of earnings into the corporation.

The Corporation has risk-based capital ratios exceeding regulatory requirements. Risk-based capital guidelines require a minimum ratio of 8.0%. At June 30, 1999, the risk-based capital ratio of the Corporation was 18.03% while at December 31, 1998, the risk-based capital ratio was 18.21%. The following table presents the risk-based capital ratios for the Corporation:

                                            June 30,    Regulatory
                                              1999       Minimum

Leverage Ratio                               10.49%       4.00%
Risk-based capital ratios:
    Tier I (core capital)                    17.07%       4.00%
    Total Capital
    (Tier I and Tier II Capital)             18.03%       8.00%

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

In the Corporation's policy addressing the Year 2000, the Corporation recognized the importance of assuring, to the best of its ability, its major business customers and vendors on which it relies for electricity, voice communication, data processing, all equipment, data communication, supplies, and any other function vital to the Corporation's operation are aware of this issue and have addressed it within their organizations by having their computer equipment and software analyzed and tested for compatibility with the Year 2000. To assess the status of each major business customer and vendor, the Corporation in November
1997 sent to each a short questionnaire/survey regarding their Year
2000 implementation plans. As each vendor and business customer returns the survey, management assesses the capability of each and follows up to assure, to the best of the Corporation's ability, each is Year 2000 compatible.

            RENOVATION, VALIDATION, AND IMPLEMENTATION

On Sunday, February 15 and Monday, February 16, 1998, data processing personnel conducted an in-house test of all computer equipment and programs, both our main frame and Local Area Network
("LAN"), in order to determine if there were any areas of concern.
All equipment worked fine after we allowed system dates on the main frame and the LAN to roll-over from December 31, 1999, to January, 1, 2000. After the date roll-over we tested programs extensively performing regular daily procedures as well as year-end close out procedures. There were some minor problems which resulted, many of which we were aware before testing and had previously discussed with our programmers. We set June 30, 1998, as the dead-line for necessary changes to be made by our programmers. This schedule has been met and retesting occurred during the third and fourth quarters of 1998 as well as on President's Day Weekend, February 14 and February 15, 1999.

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

VALIDATION - 100% COMPLETE
     Mission critical Qantel System Equipment & Software
          1.  Equipment - Complete
                          09/09/99 - Complete
                          12/31/99 - Complete
                         1/03/2000 - Complete
                         2/28/2000 - Complete
                         2/29/2000 - Complete
                         3/01/2000 - Complete

          2.  Software -  09/09/99 - Complete
                          12/31/99 - Complete
                         1/03/2000 - Complete
                         2/28/2000 - Complete
                         2/29/2000 - Complete
                         3/01/2000 - Complete

     Mission Critical LAN system Equipment & Software
                          09/09/99 - Complete
                          12/31/99 - Complete
                         1/03/2000 - Complete
                         2/28/2000 - Complete
                         2/29/2000 - Complete
                         3/01/2000 - Complete
               Credit reporting Software - TransUnion complete

     Mission Critical Fedline Equipment & Software
                          09/09/99 - Complete Equipment only
                          12/31/99 - Complete
                         1/03/2000 - Complete
                         2/28/2000 - Complete
                         2/29/2000 - Complete
                         3/01/2000 - Complete

     Mission Critical Branch Equipment

     ATMs - Complete
     ATM Network - Complete
     Major Business Customers both loans and deposits - Complete
     Bank vendors and suppliers - Complete


RENOVATION - 100% COMPLETE OVERALL
             100% QANTEL SOFTWARE

     Mission critical Qantel System
               1.  Equipment - Complete no changes necessary

               2.  Software
                    IRA - New program installed; testing
                          completed 6/30/99.
                    Dividend - New program installed; testing
                               completed 4/30/99.
                    General Ledger - New program installed; testing
                                     completed 4/30/99.
                    DDA - Complete
                    CD - Complete
                    Loans - Complete
                    Savings - Complete
                    Clubs - Complete
                    CIF - Complete
                    Utility Programs - Complete
                    Lock Boxes - Complete

     Mission Critical LAN system Equipment & Software - Complete
     Mission Critical Fedline Equipment & Software - Complete
     Mission Critical Branch Equipment - Complete
     ATMs
          NCR Main Office - Complete
          NCR Hancock Office - Complete
          Diebold East End Office - Complete

IMPLEMENTATION - 98% COMPLETE OVERALL
                 91% QANTEL SOFTWARE

     Mission critical Qantel System
               1.  Equipment - Complete no changes necessary

               2.  Software
                    IRA - New program installed; testing completed
                          6/30/99; to be implemented by 8/31/99.
                    Dividend - New program installed, tested and
                               implemented.
                    General Ledger - New program installed; tested
                                     and implemented.
                    DDA - Complete
                    CD - Complete
                    Loans - Complete
                    Savings - Complete
                    Clubs - Complete
                    CIF - Complete
                    Utility Programs - Complete
                    Lock Boxes - Complete

     Mission Critical LAN system Equipment & Software - Complete
     Mission Critical Fedline Equipment & Software - Complete
     Mission Critical Branch Equipment - Complete
     ATMs
          NCR Main Office - Complete
          NCR Hancock Office - Complete
          Diebold East End Office - Complete

Fedline testing is complete.

The LAN system has been thoroughly tested during the month of June
1998 as noted above and in other documents.  All areas worked fine.

The Qantel system was tested by in-house personnel in February 1998 and our phase of the retesting was completed in September which brought us up to the January 3, 2000 date. The First National Bank of Mercersburg completed the remaining steps and we have jointly reviewed the test results with CBM to verify findings. The revisions to the Bank's mission critical Qantel software have been loaded onto our system and were implemented on January 18, 1999.
Retesting of our system was completed in early 1999 on site for January 3, 2000 and February 29, 2000 during the President's Day weekend on February 14 and February 15, 1999. The new software programs have been installed during the fourth quarter of 1998 and were tested in the first and second quarters of 1999.

The NCR ATMs located at our main office and Hancock office have been upgraded and tested. The Diebold ATM located at our East End
Express Banking Center has been upgraded and tested. All other mission critical equipment has been signed off by the manufacturer or supplier.

The MAC system Year 2000 certification test has been completed and our verification/certification has been received.

The Bank's main and branch office telephone systems were physically verified for compliance by our vendor, Sprint. The only upgrade necessary was to our voice mail system at the main office which was completed in June 1999. Security systems at all offices were tested and verified by our vendor, Mosler/LeFebure.

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

Year 2000 Contingency Plan

A contingency plan has been developed, is being reviewed by management and the Board, and will be refined as necessary.
Training and testing of the plan will begin in the third quarter and will be completed by September 30, 1999. This plan addresses potential problems which may arise concerning Year 2000 problems.

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

Year 2000 Budget

The initial Budget approved by the EDP Committee and the Board for Year 2000 renovations was initially $25,000 and has since been increased to $30,000. These costs are specific costs dealing with the renovation, supplies, upgrades, postage, education of customers, legal fees for reviewing documents, personnel costs for testing, and new equipment and software necessary to become Year
2000 compatible. This budget does not include cost accounting costs such as salaried personnel time involved by in house employees. The reason for this exclusion is that the salaried personnel working on this issue are required to complete these tasks along with their other duties. The total costs incurred to date, June 30, 1999, for Year 2000 costs as highlighted in this section have been $26,190.21. The EDP Committee and the Board review this budget as necessary to determine if an increase in the initial $30,000 budget is warranted based upon costs incurred to date.



















































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




                              /s/John C. Duffey
                              (John C. Duffey, President
                               and Director of the Company and
                               President of the Bank)
                              (Duly Authorized Officer)



Date August 09, 1999          /s/Daniel E. Waltz
                              (Daniel E. Waltz, Treasurer
                               and Director of the Company and
                               Senior Vice President/CFO of
                               the Bank)
                              (Principal Financial &
                               Accounting Officer)































