Form 10-Q
period 1999-09-30
FNB FINANCIAL CORP /PA/
filed 1999-11-10
CIK 820222

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549-1004

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1999

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

                                YES X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class              Outstanding at September 30, 1999
(Common stock, $0.63 par value)        400,000


















































                            FNB FINANCIAL CORPORATION

                                      INDEX

                                                               Page
PART I  -  FINANCIAL INFORMATION

    Condensed consolidated balance sheets -
      September 30, 1999 and December 31, 1998                 5

    Condensed consolidated statements of income -
      Three months ended September 30, 1999 and 1998           6

    Condensed consolidated statements of income -
      Nine months ended September 30, 1999 and 1998            7

    Condensed consolidated statements of comprehensive
      income                                    -
      Nine months ended September 30, 1999 and 1998            8

    Condensed consolidated statements of cash flows -
      Nine months ended September 30, 1999 and 1998            9

    Notes to condensed consolidated financial
      statements                                             10-12

    Table #1 - Schedule of held to maturity and
      available for sale investment activity for the
      period January 1, 1999 through September 30, 1999       13

    Table #2 - Schedule of gross unrealized gains and
      unrealized losses within the held to maturity and
      available for sale investment portfolios by
      investment type                                         14

    Management's discussion and analysis of financial
      condition and results of operations                    15-25


PART II  -  OTHER INFORMATION                                    27

    Signatures                                                28
























                         PART I - FINANCIAL INFORMATION
































            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                            September 30,  December 31,
                                                1999           1998
ASSETS:                                      (unaudited)    (audited*)

Cash and Due from banks                      $ 2,988,652    $ 3,134,802
Interest-bearing deposits with banks             907,467      2,019,612
Marketable Debt Securities
       Held-to-maturity (Market value - 1999:
       $1,957,466 and 1998: $2,429,959)        1,969,637      2,449,621
       Available-for-sale                     28,549,495     32,713,970
Marketable Equity Securities
   Available for Sale                            184,974        173,546
Federal Reserve, Atlantic Central Banker's Bank
   and Federal Home Loan Bank Stock              415,000        394,100
Federal Funds Sold                                 0          4,136,000
Loans, net of unearned discount &
       Allowance for loan losses              72,012,728     61,900,581
Bank buildings, equipment, furniture &
       fixtures, net                           3,177,476      3,149,012
Accrued interest receivable                      718,558        718,543
Deferred income tax charges                      500,008         16,989
Other real estate owned                          178,408        370,511
Intangible Assets                                165,582        177,856
Other assets                                   2,323,913      2,210,251

    Total Assets                            $114,091,898   $113,565,394
                                              ==========     ==========
LIABILITIES :

Deposits:
   Demand deposits                           $11,145,001    $10,819,419
   Savings deposits                           26,802,680     30,911,801
   Time certificates                          61,103,923     58,501,511
   Other time deposits                           713,409        271,204
      Total deposits                         $99,765,013   $100,503,935
Accrued interest payable & other liabilities     975,153        868,129
Liability for other borrowed money             1,836,217        168,764
Deferred income taxes                                0              0
Accrued dividends payable                         80,000        108,000

    Total Liabilities                       $102,656,383   $101,648,828

STOCKHOLDERS' EQUITY:

Capital stock, Common, par value $0.63;
   6,000,000 shares authorized; 400,000
   outstanding                               $   252,000    $   252,000
Additional paid-in capital                     1,789,833      1,789,833
Retained earnings                             10,051,623      9,621,863
Net unrealized gain/(loss) on Available-for-sale
   securities, net of tax effects               (657,941)       252,870

    Total Stockholders' Equity               $11,435,515    $11,916,566

    Total Liabilities & Stockholders' Equity$114,091,898   $113,565,394
                                              ==========     ==========

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed financial statements.

     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          Three Months Ended September 30, 1999 and 1998
                            (UNAUDITED)

                                                     1999
1998

Interest & Dividend Income

Interest & fees on loans                         $1,484,161
$1,369,313
       Interest on investment securities:
              U.S. Treasury Securities                  0
3,009
              Obligations of other U.S.
                  Government Agencies               334,357
365,399
              Obligations of State & Political
                  Subdivisions                      118,438
120,888
       Interest on deposits with banks               13,453
21,549
       Dividends on Equity Securities                 7,645
6,678
       Interest on federal funds sold                 6,901
77,311
              Total Interest & Dividend Income    1,964,955
1,964,147

Interest Expense

       Interest on deposits                       1,008,512
1,053,617
       Interest on Other borrowed money              23,033
2,833
              Total interest expense              1,031,545
1,056,450
                 Net interest income                933,410
907,697
       Provision for loan losses                     30,000
90,000
              Net interest income after
              Provision for loan losses             903,410
817,697

Other income

       Service charges on deposit accounts           35,384
21,279
       Other service charges, collection &
              exchange charges, commissions
              and fees                               60,534
58,859
       Other income                                  32,051
26,055
       Net Securities gains/(losses)                    0
(991)
              Total other income                    127,969
105,202

Other expenses                                      756,281
690,315
       Income before income taxes                   275,098
232,584
       Applicable income taxes                       42,435
(16,299)
  Net income                                       $232,663
$248,883
                                                    =======
=======
Earnings per share of Common Stock:
       Net income per share                           $0.58
$0.62

Cash dividend declared per share                      $0.20
$0.19

Weighted average number of shares outstanding       400,000
400,000

The accompanying notes are an integral part of these condensed financial statements.




     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           Nine Months Ended September 30, 1999 and 1998
                            (UNAUDITED)

                                                    1999
1998

Interest & Dividend Income

       Interest & fees on loans                  $4,179,348
$4,061,968
       Interest on investment securities:
              U.S. Treasury Securities                1,585
9,509
              Obligations of other U.S.
                Government Agencies               1,032,983
1,036,524
              Obligations of State & Political
                Subdivisions                        368,364
361,118
       Interest on deposits with banks               58,001
54,724
       Dividends on Equity Securities                22,936
21,174
       Interest on federal funds sold                80,130
196,495
              Total Interest & Dividend Income    5,743,347
5,741,512

Interest Expense

       Interest on deposits                       3,020,015
3,049,417
       Interest on other borrowed money              28,604
8,554
              Total Interest Expense              3,048,619
3,057,971
              Net interest income                 2,694,728
2,683,541
       Provision for loan losses                     96,000
381,114
              Net interest income after
                Provision for loan losses         2,598,728
2,302,427

Other income

       Service charges on deposit accounts           85,927
60,771
       Other service charges, collection &
             exchange charges, commissions
             and fees                               190,514
161,680
       Other income                                  97,196
67,890
       Net Securities gains/(losses)                 49,675
143,253
              Total other income                    423,312
433,594

Other expenses                                    2,224,616
2,034,407
       Income before income taxes                   797,424
701,614
       Applicable income taxes                      139,664
127,451

       Net income                                  $657,760
$574,163
                                                    =======
=======
Earnings per share of Common Stock:
       Net income per share                           $1.64
$1.44

Cash dividend declared per share                      $0.57
$0.54

Weighted average number of shares outstanding       400,000
400,000



The accompanying notes are an integral part of these condensed financial statements.

     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

           Nine Months Ended September 30, 1999 and 1998
                            (UNAUDITED)

                                                   1999
1998

Net Income                                       $657,760
$574,163
Other Comprehensive income, net of tax
    Unrealized holding gains/(losses) for period (910,811)
177,148
Comprehensive Income                            $(253,051)
$751,311
                                                  =======
=======

The accompanying notes are an integral part of these condensed financial statements.




































          FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine Months Ended September 30, 1999 and 1998

                                 (UNAUDITED)
                                                      1999            1998
Cash flows from operating activities:
      Net income                                  $  657,760       $
574,163
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
            Depreciation & amortization              205,446          200,176
            Provision for loan losses                 96,000          381,114
            Net (gain)/loss on sales of
              investments                            (49,675)
(143,253)
            Loss on Disposal of Other Assets (Net)     4,346              0
            Loss on Disposal of Other Real Estate      3,106            2,000
            (Increase) decrease in deferred taxes    (16,312)
(67,749)
            (Increase) decrease in accrued
              interest receivable                        (15)
(123,954)
             Increase (decrease) in accrued interest
              payable and other liabilities          107,024
233,874
             Other (net)                             (69,468)
(72,670)
Net cash provided (used)by operating
      activities                                     938,212          983,701
Cash flows from investing activities:
     Net (increase) decrease in interest-
            bearing deposits with banks            1,112,145
4,136,725
     Purchases of Held-to-maturity
            securities                                   0
(445,149)
     Purchases of Available-for-sale
            securities                            (2,221,470)
(13,217,348)
     Proceeds from sales of Available-for-
            sale securities                        1,077,301        3,641,590
     Proceeds from maturities of Held-to-
            maturity securities                      479,984          851,262
     Proceeds from maturities of Available-
            for-sale securities                    3,945,924        3,672,218
     Purchases of marketable equity securities       (53,250)
(139,146)
     Proceeds from sales of marketable equity
            securities                                74,200          105,000
     Net (increase) decrease in loans            (10,173,147)
(1,579,459)
     Proceeds from sale of Other real
            estate owned                             153,997           44,025
     Purchases of bank premises & equipment (net)   (222,135)
(98,055)
     Purchase of life insurance                          0
(1,985,000)
     Increase in cash value of life insurance        (61,196)
(26,212)
     Purchase of other bank stock                    (20,900)
(4,500)
     Proceeds from sale of other assets & equipment   15,654              0

Net cash provided (used) by investing activities  (5,892,893)
(5,044,049)
Cash flows from financing activities:
     Net increase (decrease) in deposits            (738,922)
4,142,404
     Net increase (decrease) in other borrowings   1,667,453
(290,812)
     Cash dividends paid                            (256,000)
(244,000)
Net cash provided (used) by financing activities     672,531
3,607,592
Net increase (decrease) in cash & cash
     equivalents                                  (4,282,150)
(452,756)
Cash & cash equivalents, beginning balance         7,270,802        6,422,312
Cash & cash equivalents, ending balance           $2,988,652       $5,969,556
                                                   =========        =========
Supplemental disclosure of cash flows information
     Cash paid during the year for:
           Interest                               $2,969,592       $2,928,659
           Income taxes                              200,866          113,560
Supplemental schedule of noncash investing &
      financing activities
      Unrealized gain (loss) on Available-for-sale
           securities net of tax effects            (910,811)        177,148
      Accrued dividends payable                       80,000          76,000
      Other real estate and property acquired in
           settlement of loans                           0           100,000
      Loan advanced for sale of other real estate     35,000             0

The accompanying notes are an integral part of these condensed financial statements.

                          FNB FINANCIAL CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1999
                            (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The financial information presented at and for the nine months ended September 30, 1999, and September 30, 1998, is unaudited. Information presented at December 31, 1998, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

NOTE 5 - INVESTMENTS

     The activity within the held to maturity and available for sale portfolios for the period January 1, 1999, through September 30, 1999, is summarized in Table #1 on page 13. No sales were conducted from securities contained within the held to maturity portfolio.

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is summarized as follows:

                                                     1999
1998

Allowance for loan losses beginning of the year    $731,641
$425,813
   Loans charged-off during the year:
              Real estate mortgages                 100,000
25,000
              Installment loans                      27,112
65,366
              Commercial & all other                 31,973
89,090
                    Total charge-offs               159,085
179,456
   Recoveries of loans previously charged-off:
              Real estate mortgages                     200
  0
              Installment loans                      20,043
22,481
              Commercial & all other                  1,517
1,055
                    Total recoveries                 21,760
23,536
   Net loans charged-off (recovered)                137,325
155,920
   Provision for loan losses charged to operations   96,000
381,114
       Allowance for loan losses, September 30     $690,316
$651,007
                                                   =========
========

The following table shows the principal balance of nonaccrual loans as of September 30, 1999:

Nonaccrual loans                                    $ 370,228.60
                                                      ==========
Interest income that would have been
   accrued at original contract rates                $ 24,113.89
Amount recognized as interest income                    7,544.53
   Foregone revenue                                  $ 16,569.36
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


































                             TABLE #1
        SCHEDULE OF HELD TO MATURITY AND AVAILABLE FOR SALE
                     DEBT SECURITY PORTFOLIOS
                        TRANSACTION SUMMARY
     FOR THE PERIOD JANUARY 1, 1999 THROUGH SEPTEMBER 30, 1999

                            HELD TO        AVAILABLE      TOTAL
                            MATURITY       FOR SALE    INVESTMENT
                            PORTFOLIO      PORTFOLIO    PORTFOLIO

BEGINNING BALANCE 1/1/99   $2,449,621    $32,330,835  $34,780,456

PURCHASES                         0        2,221,470    2,221,470

PROCEEDS FROM SALES               0        1,077,301    1,077,301

NET LOSSES/(GAINS)                0           (9,875)      (9,875)

MATURITIES/CALLS PAYDOWNS/
PREMIUM AMORTIZATION/DISCOUNT
ACCRETION                     479,984      3,945,924    4,425,908

ENDING BALANCE 9/30/99     $1,969,637    $29,538,955  $31,488,842
                            =========     ==========   ==========

































                                     TABLE #2
                SCHEDULE OF UNREALIZED GAINS AND UNREALIZED LOSSES
                WITHIN THE HELD TO MATURITY AND AVAILABLE FOR SALE
                     INVESTMENT PORTFOLIOS BY INVESTMENT TYPE
                                SEPTEMBER 30, 1999

                             HELD TO    HELD TO     HELD TO    HELD TO
AVAILABLE   AVAILABLE   AVAILABLE   AVAILABLE
                             MATURITY   MATURITY    MATURITY   MATURITY     FOR
SALE    FOR SALE    FOR SALE    FOR SALE
                              BOOK      MARKET     UNREALIZED UNREALIZED     BOOK
      MARKET     UNREALIZED  UNREALIZED
SECURITY PORTFOLIO            VALUE      VALUE         GAIN       LOSS
VALUE       VALUE         GAIN        LOSS

U.S. GOVERNMENT TREASURIES         0          0           0           0
0           0              0            0

U.S. GOVERNMENT TREASURIES         0          0           0           0
0           0              0            0

U.S. GOVERNMENT AGENCIES     271,674    273,880       2,206           0
782,294     784,285        1,991            0

U.S. GOVERNMENT AGENCIES     210,074    197,792           0     (12,311)
17,046,314  16,432,869            0     (613,445)

SBA GUARANTEED LOAN POOL
CERTIFICATES                 405,164    407,668       2,504           0
616,566     620,359        3,793            0

SBA GUARANTEED LOAN POOL
CERTIFICATES                 532,649    524,856           0       (7,793)
513,146     508,899            0       (4,247)

MORTGAGE-BACKED SECURITIES         0          0           0           0
546,909     553,245        6,336            0

MORTGAGE-BACKED SECURITIES         0          0           0           0
562,709     538,986            0      (23,723)

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                     550,079    553,303       3,224           0
2,386,151   2,399,041       12,890            0

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                         0          0             0           0
7,084,866   6,711,844            0     (373,055)

MARKETABLE EQUITY SECURITIES       0          0           0           0
98,250     108,250       10,000            0

MARKETABLE EQUITY SECURITIES       0          0           0           0
94,146      76,724            0      (17,422)

FEDERAL RESERVE BANK STOCK,
ATLANTIC CENTRAL BANKERS BANK
STOCK AND FEDERAL HOME LOAN
BANK STOCK                         0          0           0           0
415,000     415,000            0            0

GRAND TOTALS               1,969,637  1,957,467        7,934     (20,104)
30,146,351  29,149,469       35,010   (1,031,892)
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


                  FNB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Net income for the first nine months of 1999 was $657,760 compared to $574,163 for the same period in 1998 and compared to $693,066 for the same period in 1997. This represents an increase of $83,597 or 14.56% over 1998 and a decrease of $35,306 or 5.09% from
1997. Net income on an adjusted per share basis for the first nine months of 1999 was $1.64 an increase of $0.20 from the $1.44 per share for the same period in 1998 and a decrease of $0.09 from the $1.73 per share for the nine months ended September 30, 1997.

This increase of $83,597 in net income is a direct result of a decrease in the provision for loan losses. The 1999 provision for loan losses was $96,000 while for 1998 it was $381,114; a decrease of $285,114. This decrease in provision was offset with a decrease in net security gains, from $143,253 in 1998 to $49,675 in 1999; a decrease of $93,578. Also offsetting this decrease in provision was an increase in other expenses in the amount of $190,209.
Adding to this increase in net income were increases in net interest income of $11,187 and in service charges and fees in the amount of $83,296.

Total interest and dividend income for the first nine months of 1999 was $5,743,347 compared to $5,741,512 in 1998 and compared to $5,494,070 for the nine months ended September 30, 1997. This represents an increase of $1,835 from 1998 and $249,277 from 1997. This slight increase is a result of increased balances in loans since September 30, 1998, of $11,810,371 which has been offset by a decrease in yield on earning assets from 8.11% at September 30, 1998 to 7.63% at September 30, 1999.

During the first half of 1999, interest rates remained relatively stable; however, during the third quarter of 1999, the Federal Reserve increased short term interest rates. As a result of this increasing rate interest environment, adjustable rate loans and investments have begun to increase in yield while management has retained deposit rates at existing levels. The tax-adjusted net interest margin has decreased 21 basis points from 3.95% for the first nine months of 1998 to 3.74%. This decrease in the net interest margin occurred due to an increase in the reliance on lower yielding investment debt securities while deposit rates where retained at relatively the same levels. During the past three months as loans have increased and deposit rates have been retained at existing levels and lowered in July for NOW accounts and savings accounts, the net interest margin has increased. The net interest margin at the end of June was 3.66%. It has increased to 3.74% since that time. The yield on investment debt securities has decreased 25 basis points from 6.67% in 1998 to 6.42% in 1999.

As a result of a decreasing interest rate environment until the third quarter of 1999, the tax equivalent yield on earning assets decreased to 7.63% for the first nine months of 1999 from 8.11% for the first nine months of 1998. The cost of interest bearing liabilities has decreased from the first nine months of 1999 to 4.53% from 4.80%. This decrease in the cost of interest-bearing liabilities and larger decrease in the yield on earning assets has resulted in a decrease in the net interest margin. Management anticipates to continue to concentrate on the improvement of the net interest margin throughout the year and has taken steps to improve it by decreasing rates on NOW accounts and Savings account while retaining time deposit and money market account rates at existing levels.

Interest expense for the nine months ended September 30, 1999, was $3,048,619, a decrease of $9,352 over the $3,057,971 incurred for the same period in 1998. This decrease in interest expense is due to a decrease in the average cost of deposits from 4.80% in 1998 to 4.51% in 1999.

Total noninterest income decreased $10,282 from 1998 due to the sale of securities which resulted in a $143,253 gain in 1998. The security gain in 1999 was only $49,675. The increases in service charges and other income of $83,296 is due to increased service charge rates on deposit accounts, increased appraisal income, increased commissions on accident/disability insurance, and increases in the cash value of life insurance. Total operating expenses for the period ended September 30, 1999, were $2,224,616, a $190,209 increase from the operating expenses incurred for the same period in 1998 of $2,034,407. This increase is mainly due to
1) increases in employee wages and benefits of $103,820, a result of the hiring of a full-time commercial loan officer on January 1, 1999, of an increase in wage rates and an increase in employee participation in the Company's retirement plan and health insurance plans; and 2) an increase in the cost of fixed assets in the amount of $34,226 due mainly to a $14,500 increase in real estate taxes as a result of new assessed values on the main office and Fort Loudon Office becoming effective on October 1, 1998.

The company's income tax provision for the first nine months of 1999 was $139,664 as compared to $127,451 for the first nine months of 1998. This increase in the tax provision in the amount of $12,213 is the direct result of the increase in taxable income in relation to tax free income.

Although the Company continues to operate with a marginal tax rate of 34%, the effective income tax rate for the first nine months of 1999 was 17.51%, a decrease of 0.66% from the effective tax rate for the first nine months of 1998 of 18.17%.

Total assets as of September 30, 1999, were $114,091,898 an increase of $526,504 over the period ending December 31, 1998, representing an increase of .46%. Funding this increase was an increase in other borrowing in the amount of $1,667,453, as deposits actually decreased $738,922, a .74% decrease. This decrease in deposits is a direct result of decreased balances in business money market accounts since December 31, 1998. Savings accounts, which include Money Market accounts and NOW accounts have decreased $4,109,121 or 13.29% from December 31, 1998. At the same time Demand deposits have increased $325,582; time deposits have increased $2,602,412 or 4.45%; and other time deposits have increased $442,205. Increases in borrowing are a result of advances on the Bank's line of credit at the Federal Home Loan Bank of Pittsburgh. This borrowing has been necessary due to the significant increase in lending as a result of the Bank's new commercial lender, Bill Walker, which has resulted in the settlement of several new commercial loans. As calls of securities have diminished and deposit generation has been curtailed due to management's desire to retain the cost of deposits at their current levels, it has been determined that borrowing from the FHLB offers the Bank an effective source for liquidity purposes. Management foresees continuing to utilize this avenue of funding into the near future. To stimulate deposits into time deposits, special CD offerings targeted at current time deposit and IRA customers have been developed.

Net loans as of September 30, 1999, were $72,012,728 compared to $61,900,581 as of December 31, 1998, representing an increase of $10,112,147 or 16.34%. This increase is a direct result of new commercial lending as developed by the Bank's new commercial loan officer as discussed earlier and the purchase of $4,000,000 of 100% guaranteed SBA and FSA loans in July 1999. The allowance for loan losses at the end of the nine months was $690,316 compared to $651,007 at year end 1998 and is considered adequate, in management's judgement, to absorb possible losses on existing loans. The provision for loan losses for the first nine months of 1999 was $96,000 compared to $381,114 for the same period in 1998. The significant decrease in the provision is due to management's decision in 1998 to increase the allowance for loan losses as had been determined necessary.

Total deposits were $99,765,013 as of September 30, 1999, compared to $100,503,935 on December 31, 1998. This represents an decrease of $738,922 or 0.74% which reflects the activity as discussed previously.

Total equity as of September 30, 1999, was $11,435,515, 10.02% of total assets as compared to $11,916,566, 10.49% of total assets as of December 31, 1998. This decrease in equity reflects the net unrealized loss on Available-for-sale securities since December 31, 1998, in the amount of $910,812, as a direct result of the rising interest rate environment which has caused the value of securities held in the Bank's Available-for-Sale portfolio to decrease in value.

The Corporation has risk-based capital ratios exceeding regulatory requirements. Risk-based capital guidelines require a minimum ratio of 8.0%. At September 30, 1999, the risk-based capital ratio of the Corporation was 17.97% while at December 31, 1998, the risk-based capital ratio was 18.21%. The following table presents the risk-based capital ratios for the Corporation:



                                          September 30,  Regulatory
                                              1999       Minimum

Leverage Ratio                               10.41%       4.00%
Risk-based capital ratios:
    Tier I (core capital)                    16.99%       4.00%
    Total Capital
    (Tier I and Tier II Capital)             17.97%       8.00%

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


IMPLEMENTATION - 100% COMPLETE OVERALL
                 100% QANTEL SOFTWARE

     Mission critical Qantel System
               1.  Equipment - Complete no changes necessary

               2.  Software
                    IRA - New program installed; testing completed
                          6/30/99; implemented 9/30/99.
                    Dividend - New program installed, tested and
                               implemented.
                    General Ledger - New program installed; tested
                                     and implemented.
                    DDA - Complete
                    CD - Complete
                    Loans - Complete
                    Savings - Complete
                    Clubs - Complete
                    CIF - Complete
                    Utility Programs - Complete
                    Lock Boxes - Complete

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

Major Bank vendors and suppliers have been contacted and verification of their readiness has been made. Follow-up calls were completed by December 31, 1998, and ongoing monitoring as necessary through 1999. If a supplier is not ready for Year 2000, the Bank will replace them with one who is.

Year 2000 Contingency Plan

A contingency plan has been developed, is being reviewed by management and the Board, and will be refined as necessary.
Training has been completed. This plan addresses potential problems which may arise concerning Year 2000 problems.

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

Year 2000 Budget

The initial Budget approved by the EDP Committee and the Board for Year 2000 renovations was initially $25,000 and has since been increased to $30,000. These costs are specific costs dealing with the renovation, supplies, upgrades, postage, education of customers, legal fees for reviewing documents, personnel costs for testing, and new equipment and software necessary to become Year
2000 compatible. This budget does not include cost accounting costs such as salaried personnel time involved by in house employees. The reason for this exclusion is that the salaried personnel working on this issue are required to complete these tasks along with their other duties. The total costs incurred to date, September 30, 1999, for Year 2000 costs as highlighted in this section have been $27,459.36. The EDP Committee and the Board review this budget as necessary to determine if an increase in the initial $30,000 budget is warranted based upon costs incurred to date.




















































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




                              /s/John C. Duffey
                              (John C. Duffey, President
                               and Director of the Company and
                               President of the Bank)
                              (Duly Authorized Officer)



Date November 8, 1999         /s/Daniel E. Waltz
                              (Daniel E. Waltz, Treasurer
                               and Director of the Company and
                               Senior Vice President/CFO of
                               the Bank)
                              (Principal Financial &
                               Accounting Officer)






























