Form 10-K
period 1999-12-31
FNB FINANCIAL CORP /PA/
filed 2000-03-28
CIK 820222

SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON, D.C.  20549-1004

    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
    1934 [Fee Required]
For the fiscal year ended December 31, 1999.

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

                   Class                   Outstanding as of March 15, 2000
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

The aggregate market value of the voting stock held by non-affiliates of the registrants as of March 6, 2000:

Common Stock, $0.63 Par Value - $20,000,000.00

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the annual shareholders report for the year ended December 31, 1999, are incorporated by reference into Parts I, II and IV.

 Portions of the proxy statement for the annual shareholders meeting to be held
 April 25, 2000, are incorporated by reference into Part III.

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

       The Bank was established in 1906 as a national banking
       association under the supervision of the Comptroller of the
       Currency, the Comptroller. The Bank is a member of the
       Federal Reserve System and customers' deposits held by the
       Bank are insured by the Federal Deposit Insurance
Corporation
       to the maximum extent permitted by law. The Bank is engaged in a full service commercial and consumer banking business including the acceptance of time and demand deposits and the making of secured and unsecured loans. The Bank provides its services to individuals, corporations, partnerships, associations, municipalities and other governmental bodies.
       As of January 1, 1999, the Bank had three (3)
offices and (1)
       drive-up ATM located in Fulton County, one (1) branch
       office facility located in Fort Loudon, Franklin
County
       Pennsylvania and one (1) branch office facility located in
       Hancock, Washington County, Maryland. During 1995 the Bank
       received regulatory approval from The Comptroller to purchase and assume the deposits, real estate and building of the Fort
       Loudon Branch Office of Dauphin Deposit Bank located in Franklin
       County, Pennsylvania. Due to the location of this office,
       management and the Board felt the acquisition of this office was strategically important in order to officially expand the
       Bank's market area into the Franklin County, PA area and
       diversify its current primary market of Fulton
County, PA.  It
       is anticipated this office will generate new loan and deposit demand for the Bank in the coming years.  During
1996 the Bank
       received regulatory approval from The Comptroller to open its first interstate Branch office in Hancock, Maryland after
       management became aware of the closing of a branch office of
       First Federal Savings Bank of Western Maryland.
This office is
       known as "Hancock Community Bank, A Division of The
First
       National Bank of McConnellsburg". The location of this office is felt to be strategically important in order to expand the
       Bank's operations into Washington County, Maryland and northern
       Morgan County, West Virginia. This office will also be the
       Bank's first supermarket branch office. As soon as the owner of the adjacent supermarket completes extensive renovations, the wall between the branch office and the supermarket will be removed, allowing customers to enter the branch directly from the supermarket. This office is expected to enhance demand for the Bank's loan and deposit products as well as retain deposits of customers in southern Fulton County,
Pennsylvania.

       The Bank received permission from the Comptroller to
       expand its main office facilities in downtown
McConnellsburg
       to allow for larger customer service, loan
department and data
       processing areas.  This expansion was completed on
September 1,
       1996, at a cost of approximately $1,700,000.  In
February 1999,
       the Bank purchased an adjacent property to the main
office
       facility at 115 Lincoln Way West in downtown
McConnellsburg from
       the Fulton Overseas Veterans Association.  This site
is 54' by
       218' and has situated on it a three story building
comprised
       of 4,577 usable square feet on the first floor and a
28' by 60'
       finished basement.  The second and third stories of
the building
       are not usable.  The Bank has no immediate plans for
this
       facility but felt it was a wise decision to purchase
it for
       strategic planning purposes.   The Bank has one
wholly-owned
       subsidiary, First Fulton County Community
Development
       Corporation, which is a Community Development
Corporation formed
       under 12USC24/2CFR24 whose primary regulator is the Office of the Comptroller of the Currency, The Comptroller.
The First
       Fulton County Community Development Corporation was incorporated with the Commonwealth of Pennsylvania on May 30, 1995. The primary business of this community development corporation is to provide and promote community welfare through the establishment and offering of low interest rate loan programs to stimulate economic rehabilitation and development for the Borough of
       McConnellsburg and the entire community of Fulton
County, PA.

       Competition

       Our primary market area includes all of Fulton
County
       and portions of Huntingdon, Bedford and Franklin
Counties,
       portions of Washington County, Maryland and portions of Morgan
       County, West Virginia. Our major competitor is a one
       bank holding company headquartered in
McConnellsburg,
       Pennsylvania which has 7 branches located throughout
Fulton,
       Franklin and Huntingdon Counties.  As of December
31, 1999, we
       were ranked second in total deposits when compared to our major competitor. Also, in this market area we compete with
       regionally-based commercial banks (all of which have greater assets, capital and lending limits), savings banks, savings and loan associations, money market funds, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and with issuers of commercial paper and other
       securities.

       Although deregulation has allowed us to become more competitive in the market place in regard to pricing of loan and deposit rates, there are disparities in taxing law which give some of our nonbank competitors advantages which commercial banks do not enjoy and many burdensome and costly regulations with which we must comply. We meet these challenges by developing and
       promoting our locally-owned community bank image; by offering friendly and professional customer service; and by striving to maintain competitive interest rates for both loans and deposits.

       Regulation and Supervision

       Our operations are subject to the provisions of the Bank Holding
       Company Act of 1956, as amended (the "Bank Holding
Company
       Act"), and to supervision by the Federal Reserve
Board.  The
       Bank Holding Company Act requires us to secure the prior
       approval of the Federal Reserve Board before we own or control, directly or indirectly, more than five percent (5%) of the voting shares of substantially all of the assets of an
       institution, including another bank.  The Bank
Holding Company
       Act prohibits acquisition by the Company of more than five percent (5%) of the voting shares of, or interest in, all or substantially all of the assets of any bank located outside of
       Pennsylvania unless such acquisition is specifically authorized by the laws of the state in which such bank is located.

       Our operations are subject to federal and state
statutes
       applicable to banks chartered under the banking laws
of the
       United States, to members of the Federal Reserve
System
       and to banks whose deposits are insured by the FDIC.
 Our
       operations are also subject to regulations of the
Comptroller,
       the Federal Reserve Board and the FDIC.  Our primary
supervisory
       authority is the Comptroller, which regulates and
examines us.     The Comptroller has authority to prevent
national banks from
       engaging in unsafe or unsound practices in conducting their businesses.

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

       Federal regulators recently issued proposed regulations to implement the privacy provisions of the Gramm-Leach-
Bliley Act
       (Financial Services Modernization Act). This new law requires banks to notify consumers about their privacy policies and to give them an opportunity to "opt-out" or prevent the bank from sharing "nonpublic personal information" about them with
       nonaffiliated third parties. Proposed regulations are expected to take effect in November 2000. We are in the process of
       developing privacy policies and procedures to provide timely disclosure of such policies and a convenient means for consumers to opt our of the sharing of their information with unaffiliated third parties.

       We do not anticipate compliance with environmental laws and regulations to have any material effect on their respective capital, expenditures, earnings, or competitive position.

       Employees

       As of December 31, 1999, we employed 56 persons on a full-time equivalent basis.

       Statistical Data

       Computation of our regulatory capital requirements for the periods December 31, 1999, and December 31, 1998, on page 33 of the annual shareholders report for the year ended
       December 31, 1999, is incorporated herein by reference.

       Loan Portfolio

       We make loans to both individual consumers and commercial
       entities. The types offered include auto, personal, mortgage, home equity, school, home repair, small business, commercial, and home construction loans. Within these loans types, we
       make installment loans, which have set payments allowing the loan to be amortized over a fixed number of payments, demand loans, which have no fixed payment and which are payable in full on demand and are normally issued for a term of less than one year, and mortgage loans, which are secured with marketable real estate and have fixed payment amounts for a pre-established payment period.

       We do not assume undue risk on any loan within the loan
       portfolio, and take appropriate steps to secure all loans as necessary.

       We have adopted the following loan-to-value ratios, in
       accordance with standards adopted by our bank supervisory
       agencies:

       Loan Category                        Loan-to-Value
Limit

   Raw Land                                             65%
       Land Development
 75%
       Construction:
         Commercial, Multifamily, and other
         Nonresidential 1 to 4 Family Residential
 80%
       Improved Property
 85%
       Owner-occupied 1 to 4 Family and Home Equity
 90%


       We are neither dependent upon nor exposed to loan concentrations to a single customer or to a single industry,
       the loss of any one or more of which would have a material adverse effect on the financial condition of the Bank;
       however, a portion of the Bank's customers' ability to honor their contracts is dependent upon the construction and land development and agribusiness economic sector. As a majority of our loan portfolio is comprised of loans to individuals and businesses in Fulton County, PA, a significant portion of our customers' abilities to honor their contracts is dependent upon the general economic conditions in South Central
Pennsylvania.

       Loan Portfolio composition as of December 31, 1999, and
       December 31, 1998, on page 14 of the annual shareholders
       report for the year ended December 31, 1999, is incorporated herein by reference.

       Maturities of loans as of December 31, 1999, on page
15 of the
       annual shareholders report for the year ended
December 31,
       1999, is incorporated herein by reference.

       Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due. Nonaccruing loans are comprised of
       loans that are no longer accruing interest income because of apparent financial difficulties of the borrower.
Interest on
       nonaccruing loans is recorded when received only after past due principal and interest are brought current. Our general policy is to classify loans as nonaccrual when they become past due in principal and interest for over 90 days and collateral is insufficient to allow continuation of interest accrual. At that time, the accrued interest on the nonaccrual loan is reversed from the current year earnings and interest is not accrued until the loan has been brought current in accordance with contractual terms.

       Nonaccrual volume for 1999 increased $363,616 from
the December
       31, 1998, level due to a $155,000 residential
mortgage loan and
       several other residential mortgage loans which were
classified
       as nonaccrual. Nonaccrual volume for 1998 decreased
$354,805
       from December 31, 1997, due to a $125,000 loan secured by a 1-4 family residential property in the Hagerstown, MD area being moved to Other Real Estate and sold in 1998; the amount charged-
       off as a result of this movement and sale was approximately
       $32,000; the charge-off in 1998 of a $100,000
commercial loan
       secured by inventory; and the charge-off of a $12,000 unsecured line of credit. The remaining decrease in 1998 was the result of
       1-4 family mortgages classified as nonaccrual as of December 31,
       1997, being brought current.

       Nonaccrual volume for 2000 is anticipated to increase due to some commercial loans and residential mortgage loans which may experience cash flow difficulties in 2000.
Anticipated charge-
       offs for 2000 are expected to remain approximately the same as the total charge-offs in 1999 of $201,000.

       Nonaccrual, Past Due and Restructured Loans as of
December 31,
       1999, December 31, 1998, and December 31, 1997, on page 15 of the annual shareholders report for the year ended
December
       31, 1999, are incorporated herein by reference.

       Allowance for Loan Loss Analysis

       The allowance for loan losses is maintained at a level to
       absorb potential future loan losses contained in the loan
       portfolio and is formally reviewed by us on a quarterly basis.
       The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Our basis for the level of the allowance and the annual provisions is our evaluation of the loan portfolio, current and projected domestic economic conditions, the historical loan loss experience, present and prospective financial condition of the borrowers, the level of nonperforming assets, best and worst case scenarios of possible loan losses and other relevant factors. While we use available information to make such evaluations, future adjustments of the allowance may be necessary if economic conditions differ
       substantially from the assumptions used in making the
       evaluation. Loans are charged against the allowance for loan losses when we believe that the collectability of the principal is unlikely.

       Activity in the allowance for loan losses and a breakdown of the allowance for loan losses as of December 31, 1999, and
       December 31, 1998, on page 15 of the annual shareholders
       report for the year ended December 31, 1999, are incorporated herein by reference.

       Although loans secured by 1-4 family residential mortgages comprise approximately 51% of the entire loan portfolio, until recently these mortgages have historically resulted in little or no loss.  The allocation of the Allowance for Loan
Losses for
       these mortgages is based upon this historical fact.
 Due to a
       more critical evaluation of our commercial, industrial, and agricultural loan portfolio, the allocation of the Allowance for Loan Losses for commercial, industrial, and agriculture loans has been accordingly increased.

       Deposits

       Time Certificates of Deposit of $100,000 and over as
of
       December 31, 1999, and December 31, 1998, totaled
$12,292,000
       and $11,231,000 respectively.

       Maturities and rate sensitivity of total interest bearing
       liabilities as of December 31, 1999, on page 32 of the annual shareholders report for the year ended December 31, 1999, is incorporated herein by reference.

       Returns on Equity and Assets

       Returns on equity and assets and other statistical data for
       1999, 1998 and 1997 on page 20 of the annual shareholders
       report for the year ended December 31, 1999, is incorporated herein by reference.

Item 2.  Properties

       The physical properties where the Bank conducts its
business
       in the Commonwealth of Pennsylvania are all owned by
the
       Bank while the property where the Bank conducts its
business
       in the State of Maryland is leased.  The properties
owned by the
       Bank are as follows:  the main office located at 101
Lincoln Way
       West, McConnellsburg, Pennsylvania, has been
attached by a two
       story brick and frame addition, to a building
located at 111
       South Second Street, McConnellsburg, Pennsylvania
which houses
       the Bank's loan department on the first floor and
future
       expansion space on the second floor; a property
adjacent
       to the main office facility at 115 Lincoln Way West
in downtown
       McConnellsburg comprised of a 54' by 218' city lot
which has
       situated on it a three story building consisting of
4,577
       usable square feet on the first floor, a 28' by 60' finished basement, second and third stories which are unusable
       and a detached garage; a branch office located on Route 522
       South, Needmore, Pennsylvania; a property located at Routes 16 and 30 East, McConnellsburg, Pennsylvania which contains a drive-up automatic teller machine and a five (5) lane drive-up branch accessible from both Route 30 and Route 16;
and a branch
       office located at 30 Mullen Street, Fort Loudon,
Pennsylvania,
       for which the Bank received regulatory approval from the Office of the Comptroller of the Currency to purchase effective
       November 13, 1995. The branch office leased by the Bank in the state of Maryland is located in the Hancock Shopping
Center at
       343 North Pennsylvania Avenue in Hancock, Maryland next to a supermarket.

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

Item 3.  Legal Proceedings

       In our opinion, there are no proceedings pending to which the
       Company or the Bank is a party or to which our property is subject, which, if determined adversely to the Company or the
       Bank, would be material in relation to the our retained earnings or financial condition. There are no proceedings pending other than ordinary routine litigation incident to our business.
       In addition, no material proceedings are known to be threatened or contemplated against the us by government authorities.


Item 4.  Submission of Matters to a Vote of Security Holders

       None.



PART II

Item 5.  Market for the Registrant's Common Stock and Related
       Stockholder Matters

   Our common stock is not traded on a national securities exchange but is traded inactively in the over-the-counter market and is only occasionally and sporadically traded through local and regional brokerage houses or through the facilities of the Bank.

       The Stock Market Analysis and Dividends for 1999 and
1998 on
       page 34 of the annual shareholders report for the year ended
       December 31, 1999, is incorporated herein by reference.

Item 6.  Selected Financial Data

       The Selected Five-Year Financial Data on page 20 of the annual shareholders report for the year ended December 31, 1999, is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
Condition
       and Results of Operations

       Management's discussion and analysis of financial condition and results of Operations on pages 25 through 36 of the annual shareholders report for the year ended December 31, 1999, is incorporated herein by reference. This discussion includes an extensive analysis and review of the Corporation's
Year 2000
       Readiness Plan.



Item 8.  Financial Statements and Supplementary Data

       The financial statements and supplementary data, some of which is required under Guide 3 (Statistical Disclosures by Bank
       Holding Companies) are shown on pages 6 through 24 of the
       annual shareholders report for the year ended
December 31, 1999,
       are incorporated herein by reference.

       The Summary of Quarterly Financial Data on page 21 of the
       annual shareholders report for the year ended
December 31,
       1999, is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on
Accounting
       and Financial Disclosure

       None.


PART III

Item 10.  Directors and Officers of the Registrant

        The information contained on pages 3 through 15 of FNB
        Financial Corporation's Proxy Statement For the
Annual Meeting
        of Shareholders to be Held April 25, 2000, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

        The information contained on pages 9 through 13 of FNB
        Financial Corporation's Proxy Statement For the
Annual Meeting
        of Shareholders to be Held April 25, 2000, with respect to executive compensation, transactions and contracts, is
        incorporated herein by reference in response to this item.

Item 12.  Security Ownership of certain Beneficial Owners and
          Management

        The information contained on pages 3 through 5 and pages 14 and
        15 of FNB Financial Corporation's Proxy Statement
For the
        Annual Meeting to be Held April 25, 2000, with respect to
        security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

        The information contained on pages 7, 8, and 14 of FNB
        Financial Corporation's Proxy Statement For the
Annual Meeting
        to be Held April 25, 2000, with respect to certain relationships and related transactions, is incorporated herein
        by reference in response to this item.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
Reports of Form
         8-k.

    (a) (1) - List of Financial Statements

        The following consolidated financial statements of FNB
        Financial Corporation and its subsidiary, included in the
        annual report of the registrant to its shareholders for the year ended December 31, 1999, are incorporated by reference in Item 8:

         Consolidated balance sheets - December 31, 1999, and 1998

         Consolidated statements of income - Years ended
December 31,
         1999, 1998 and 1997

         Consolidated statements of stockholders' equity -
Years
         ended December 31, 1999, 1998 and 1997

         Consolidated statements of cash flows - Years ended December
         31, 1999, 1998 and 1997

         Notes to consolidated financial statements -
December 31,
         1999

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

         (3)  Listing of Exhibits

              Exhibit (3)(i) Articles of incorporation
              Exhibit (3)(ii) Bylaws
              Exhibit (4) Instruments defining the rights of
                   security holders including indentures
              Exhibit (10) Material Contracts
              Exhibit (22) Subsidiaries of the registrant

              All other exhibits for which provision is made in
                 the applicable accounting regulation of
the
                 Securities and Exchange Commission are not required
                 under the related instructions or are
inapplicable
                 and therefore have been omitted.

    (b)  Reports on Form 8-K filed

              None.

    (c)  Exhibits

              Exhibit (3)(i) Articles of incorporation -
Exhibit 3A
              of Form SB-2 Registration Statement No. 33-
66014 are
              incorporated herein by reference.

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

              Exhibit (10.1) Executive Supplemental
Retirement Plan for
              Select Officers - incorporated herein by reference.

              Exhibit (10.2) Director Fee Continuation
Agreement for
              Select Directors - incorporated herein by reference.

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

    (d)  Financial Statement Schedules


              Schedule I - Marketable Securities - Other
Investments
              Schedules of Marketable Securities included on pages
              13 and 14 of the annual report of the
registrant to its
              shareholders for the year ended December 31, 1999,
              are incorporated herein by reference.

              Schedule III - Condensed Financial
Information of
                             Registrant
              Condensed Financial Information of the
Registrant
              included on page 17 and 18 of the annual report of the
              registrant to its shareholders for the year ended
              December 31, 1999, is incorporated herein by reference.

              Schedule VIII - Valuation and Qualifying
Accounts
              The schedule of the Allowance for Loan losses included
              on page 15 of the annual report of the
registrant to
              its shareholders for the year ended December
31,
              1999, is incorporated herein by reference.










































Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FNB FINANCIAL CORPORATION

                                         (Registrant)

                                /s/John C. Duffey
3/8/2000
                                John C. Duffey         Date
                                Director and President
                                of the Corporation
                                President & CEO of the Bank
                                (Principal Executive
Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/H. Lyle Duffey       3/8/2000      /s/Henry W. Daniels
  3/8/2000
H. Lyle Duffey          Date          Henry W. Daniels
Date
Director, Chairman                    Director, Vice Chairman


/s/John C. Duffey    3/8/2000         /s/Harry D. Johnston
3/8/2000
John C. Duffey          Date          Harry D. Johnston, D.
O. Date
Director, President                   Director, Vice
President


/s/George S. Grissinger 3/8/2000      /s/Patricia A. Carbaugh
3/8/2000
George S. Grissinger    Date          Patricia A. Carbaugh
Date
Director, Secretary                   Director


Harvey J. Culler                      /s/Forrest R. Mellott
3/8/2000
Harvey J. Culler        Date          Forrest R. Mellott
 Date
Director                              Director

/s/Lonnie W. Palmer   3/8/2000         /s/Paul T. Ott
 3/8/2000
Lonnie W. Palmer        Date          Paul T. Ott
Date
Director                              Director

/s/D. A. Washabaugh, III 3/8/2000      /s/Daniel E. Waltz
3/8/2000
D. A. Washabaugh, III   Date          Daniel E. Waltz
 Date
Director                              Director, Treasurer
                                      (Principal Financial
and
                                       Accounting Officer)




EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN

AGREEMENT

This Agreement, made and entered into this 3rd day of March, 1998, by and between
First National Bank of McConnellsburg, a Bank organized and existing under the laws of the
State of Pennsylvania hereinafter referred to as "the Bank", and John C.
 Duffey, a Key Employee
and the Executive of the Bank, hereinafter referred to as "the Executive".

The Executive has been in the employ of the Bank for several years and has now and for
years past faithfully served the Bank.  It is the consensus of the Board of
 Directors of the Bank
(the Board) that the Executive's services have been of exceptional merit, in excess of the
compensation paid and an invaluable contribution to the profits and position of the Bank in its
field of activity.  The Board further believes that the Executive's experience, knowledge of
corporate affairs, reputation and industry contacts are of such value and his continued services
are so essential to the Bank's future growth and profits that it would suffer severe financial loss
should the Executive terminate his services.

Accordingly, it is the desire of the Bank and the Executive to enter into this
 Agreement
under which the Bank will agree to make certain payments to the Executive upon his retirement
and, alternatively, to his beneficiary(ies) in the event of his premature death while employed by
the Bank.

It is the intent of the parties hereto that this Agreement be considered an arrangement
maintained primarily to provide supplemental retirement benefits for the
 Executive, as a member
of a select group of management or highly-compensated employees of the Bank for purposes of
the Employee Retirement Security Act of 1974 (ERISA).  The Executive is fully advised of the
Bank's financial status and has had substantial input in the design and operation of this benefit
plan.

Therefore, in consideration of the Executive's services performed in the past and those to
be performed in the future and based upon the mutual promises and covenants herein contained,
the Bank and the Executive, agree as follows:

I.  DEFINITIONS

    A.   Effective Date:

         The Effective Date of this Agreement shall be March 3, 1998.

    B.        Plan Year:

Any reference to "Plan Year" shall mean a calendar year from January 1 to December 31. In the year of implementation, the term "Plan Year" shall mean the period from the effective date to December 31 of the year of the effective date.

    C.        Retirement Date:

Retirement Date shall mean retirement from service with the Bank which becomes effective on the first day of the calendar month following the month in which the
Executive reaches his sixtieth (60th) birthday or such later date as the
 Executive may
actually retire.

    D.        Termination of Service:

Termination of Service shall mean voluntary resignation of service by the
 Executive
or the Bank's discharge of the Executive without cause ["cause" defined in Subparagraph III (D) hereinafter], prior to the Normal Retirement Age
 [described in
Subparagraph I (J) hereinafter].

E.  Pre-Retirement Account:

A Pre-Retirement Account shall be established as a liability reserve account on the
books of the Bank for the benefit of the Executive.  Prior to termination of service or
the Executive's retirement, such liability reserve account shall be increased each Plan
Year (including the Plan Year in which the Executive ceases to be employed by the
Bank) by an amount equal to the annual earnings for that Plan Year determined by the Index [described in Subparagraph I (G) hereinafter], less the Cost of Funds Expense for that Plan Year [described in Subparagraph I (H) hereinafter]. The amount of the increase of said account shall depend on the account balance. In the
event that there is a negative or zero account balance, then the increase, if any, shall
be the difference between earnings (determined as set forth above) of that year
 and
the negative account balance, until said account balance is positive. When the account balance is positive, then no loss will be recorded to the existing balance.
The existing balance will remain constant through any loss and, in the event there are
earnings in any year, said positive account will be increased by the total amount of
earnings (determined as set forth above) without subtracting any loss.

    F.   Index Retirement Benefit:

The Index Retirement Benefit for the Executive for any year shall be equal to the
excess of the annual earnings (if any) determined by the Index [Subparagraph I
 (G)]
for that Plan Year over the Cost of Funds Expense [Subparagraph I (H)] for that
 Plan
Year.

    G.   Index:

The Index for any Plan Year shall be the aggregate annual after-tax income from the
life insurance contracts described hereinafter as defined by FASB Technical
 Bulletin
85-4.  This Index shall be applied as if such insurance contracts were purchased on
the effective date hereof

         Insurance Company:  Security Life of Denver
         Policy Form:                            Whole Life
         Policy Name:                            Corp 4
         Insured's Age and Sex:                       44, Male
         Riders:                                 None
         Ratings:                                None
         Face Amount:                            $1,216,274
         Premiums Paid:                          $462,000
         Number of Premium Payments:                  One
         Assumed Purchase Date:                       March 2, 1998
If such contracts of life insurance are actually purchased by the Bank then the actual
policies as of the dates they were purchased shall be used in calculations under this
Agreement.  If such contracts of life insurance are not purchased or are subsequently
surrendered or lapsed, then the Bank shall receive annual policy illustrations that
assume the above described policies were purchased from the above named insurance company(ies) on the Effective Date from which the increase in policy value will be used to calculate the amount of the Index.

In either case, references to the life insurance contract are merely for purposes of
calculating a benefit.  The Bank has no obligation to purchase such life insurance
and, if purchased, the Executive and his beneficiary(ies) shall have no ownership
interest in such policy and shall always have no greater interest in the benefits
under this Agreement than that of an unsecured general creditor of the Bank.

H. Cost of Funds Expense:

The Cost of Funds Expense for any Plan Year shall be calculated by taking the sum of the amount of premiums set forth in the Indexed policies described above plus the amount of any after-tax benefits paid to the Executive pursuant to this
Agreement (Paragraph III hereinafter) plus the amount of all previous years after-tax Costs of Funds Expense, and multiplying that sum by the average after-tax cost of funds of the Bank's third quarter Call Report for the Plan Year as filed
with the Federal Reserve.

    I.        Change of Control:

Change of control shall be deemed to be the cumulative transfer of more than twenty-five percent (25%) of the voting stock of the Bank Holding Company from the Effective Date of this Agreement. For the purposes of this Agreement, transfers on account of deaths or gifts, transfers between family members or transfers to a qualified retirement plan maintained by the Bank shall not be considered in determining whether there has been a change in control.

    J.        Normal Retirement Age:

Normal Retirement Age shall mean the date on which the Executive attains age sixty (60).

II. EMPLOYMENT

No provision of this Agreement shall be deemed to restrict or limit any existing
employment agreement by and between the Bank and the Executive, nor shall any conditions herein create specific employment rights to the Executive nor limit the right
of the Employer to discharge the Executive with or without cause.  In a similar fashion,
no provision shall limit the Executive's rights to voluntarily sever his employment at any
time.

III.     INDEX BENEFITS

The following benefits provided by the Bank to the Executive are in the nature of a
fringe benefit and shall in no event be construed to effect nor limit the
 Executive's
current or prospective salary increases, cash bonuses or profit-sharing distributions or
credits.

A.  Retirement Benefits:

Should the Executive continue to be employed by the Bank until his "Normal Retirement Age" defined in Subparagraph I (J), the Executive shall be entitled to
receive the balance in his Pre-Retirement Account [as defined in Subparagraph I
(E)] and he shall have the option, to be exercised at least one (1) year preceding the date of the first benefit payment, to receive said balance in his Pre-Retirement Account in either a lump sum, or five (5) or ten (10) equal annual installments commencing thirty (30) days following the Executive's Retirement Date. In the event that the Executive fails to exercise said option within the time
period above, then the payments shall be made as set forth herein in ten (10) equal annual installments. In addition to these payments, commencing with the Plan Year in which the Executive attains his Retirement Date, the Index Retirement Benefit [as defined in Subparagraph I (F) above] for each year shall be paid to the Executive until his death.

B.  Termination of Service:

Subject to Subparagraph III (D) hereinafter, should the Executive suffer a termination of service [defined in Subparagraph I (D)], he shall be entitled to receive fifty percent (50%) at the time of the plan implementation, plus an additional ten percent (10%) times the number of full years the Executive has served from the date of the plan implementation (to a combined maximum of 100%) with the Bank, times the balance in the PreRetirement Account paid over ten (10) years in equal installments commencing at the Retirement Date [Subparagraph I (C)]. In addition to these payments, subject to Subparagraph
 III
(D) hereinafter, fifty percent (50%) at the time of plan implementation, plus an additional ten percent (10%) times full years of service with the Bank since the
date of the plan implementation (to a combined maximum of 100%), times the Index Retirement Benefit for each year shall be paid to the Executive until his death.

C.  Death:

Should the Executive die prior to having received the full balance of the Pre-Retirement Account, the unpaid balance of the Pre-Retirement Account shall be paid in a lump sum to the beneficiary(ies) selected by the Executive and filed with the Bank. In the absence of or a failure to designate a beneficiary(ies), the
unpaid balance shall be paid in a lump sum to the personal representative of the
Executive's estate.

D.  Discharge for Cause:

Should the Executive be discharged for cause at any time prior to his
 Retirement
Date, all Index Benefits under this Agreement [Subparagraphs III (A), (B) or
(C)] shall be forfeited. The term "for cause" shall mean the conviction of a felony or gross misdemeanor involving fraud, dishonesty or willful violation of any law that results in any adverse effect on the Bank. If a dispute arises as to
discharge "for cause", such dispute shall be resolved by arbitration as set forth in
this Agreement.

E.  Death Benefit:

Except as set forth above, there is no death benefit provided under this Agreement.

IV. RESTRICTIONS UPON FUNDING

The Bank shall have no obligation to set aside, earmark or entrust any fund or money with
which to pay its obligations under this Agreement.  The Executive, his beneficiary(ies) or
any successor in interest to him shall be and remain simply a general creditor of the Bank
in the same manner as any other creditor having a general claim for matured and unpaid
compensation.

The Bank reserves the absolute right, at its sole discretion, to either fund the obligations
undertaken by this Agreement or to refrain from funding the same and to determine the
exact nature and method of such funding.  Should the Bank elect to fund this
 Agreement,
in whole or in part, through the purchase of life insurance, mutual funds, disability policies
or annuities, the Bank reserves the absolute right, in its sole discretion, to terminate such
funding at any time, in whole or in part.  At no time shall the Executive be deemed to have
any lien or right, title or interest in or to any specific funding investment or to any assets of
the Bank.

If the Bank elects to invest in a life insurance, disability or annuity policy upon the life of the Executive, then the Executive shall assist the Bank by freely submitting to a physical
exam and supplying such additional information necessary to obtain such insurance or
annuities.

V.  CHANGE OF CONTROL

Upon a Chance of Control [as defined in Subparagraph I (I) herein], if the
 Executive's
employment is subsequently terminated then he shall receive the benefits promised in this
Agreement upon attaining Normal Retirement Age, as if he had been continuously employed by the Bank until his Normal Retirement Age. The Executive will also remain
eligible for all promised death benefits in this Agreement.  In addition, no sale, merger or
consolidation of the Bank shall take place unless the new or surviving entity expressly
acknowledges the obligations under this Agreement and agrees to abide by its terms.

VI. MISCELLANEOUS

A.  Alienability and Assignment Prohibition:

Neither the Executive, his/her surviving spouse nor any other beneficiary(ies)
 under
this Agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, modify or otherwise encumber in advance any of the
benefits payable hereunder nor shall any of said benefits be subject to seizure for the
payment of any debts, judgments, alimony or separate maintenance owed by the Executive or his beneficiary(ies), nor be transferable by operation of law in the event
of bankruptcy, insolvency or otherwise. In the event the Executive or any beneficiary(ies) attempts assignment, commutation, hypothecation, transfer or disposal
of the benefits hereunder, the Bank's liabilities shall forthwith cease and terminate.

B.  Binding Obligation of Bank and any Successor in Interest:

The Bank expressly agrees that it shall not merge or consolidate into or with another
bank or sell substantially all of its assets to another bank, firm or person until such
bank, firm or person expressly agrees, in writing, to assume and discharge the duties
and obligations of the Bank under this Agreement.  This Agreement shall be binding
upon the parties hereto, their successors, beneficiary(ies), heirs and personal representatives.

C.  Revocation:

It is agreed by and between the parties hereto that, during the lifetime of the
 Executive,
this Agreement may be amended or revoked at any time or times, in whole or in part,
by the mutual written assent of the Executive and the Bank.

D.  Gender:

Whenever in this Agreement words are used in the masculine or neuter gender, they
shall be read and construed as in the masculine, feminine or neuter gender, whenever
they should so apply.

E.  Effect on Other Bank Benefit Plans:

Nothing contained in this Agreement shall affect the right of the Executive to participate in or be covered by any qualified or non-qualified pension, profit-sharing, group, bonus or other supplemental compensation or fringe benefit plan constituting a
part of the Bank's existing, or future compensation structure.

F.  Headings:

    Headings and subheadings in this Agreement are inserted for reference and convenience only and shall not be deemed a part of this Agreement.

G.  Applicable Law:

The validity and interpretation of this Agreement shall be governed by the laws of the
State of Pennsylvania.

VII.     ERISA PROVISION

A.  Named Fiduciary and Plan Administrator:

The "Named Fiduciary and Plan Administrator" of this Plan shall be First
 National
Bank of McConnellsburg until its removal by the Board. As Named Fiduciary and Administrator, the Bank shall be responsible for the management, control and administration of the Salary Continuation Agreement as established herein. The Named Fiduciary may delegate to others certain aspects of the management and operation responsibilities of the plan including the employment of advisors and the
delegation of ministerial duties to qualified individuals.

B.  Claims Procedure and Arbitration:

In the event a dispute arises over benefits under this Agreement and benefits are not
paid to the Executive (or to his beneficiary in the case of the Executive's death) and
such claimants feel they are entitled to receive such benefits, then a written claim must
be made to the Plan Administrator named above within ninety (90) days from the date
payments are refused.  The Plan Administrator shall review the written claim and if the
claim is denied, in whole or in part, they shall provide in writing within ninety (90)
days of receipt of such claim their specific reasons for such denial, reference to the
provisions of this Agreement upon which the denial is based and any additional material or information necessary to perfect the claim. Such written notice shall
further indicate the additional steps to be taken by claimants if a further review of the
claim denial is desired.  A claim shall be deemed denied if the Plan
 Administrator fails
to take any action within the aforesaid ninety-day period.

If claimants desire a second review they shall notify the Plan Administrator in writing
within ninety (90) days of the first claim denial.  Claimants may review this
 Agreement
or any documents relating thereto and submit any written issues and comments they
may feel appropriate.  In its sole discretion, the Plan Administrator shall then review
the second claim and provide a written decision within ninety (90) days of receipt of
such claim.  This decision shall likewise state the specific reasons for the decision and
shall include reference to specific provisions of this Agreement upon which the decision is based.

If claimants continue to dispute the benefit denial based upon completed performance
of this Agreement or the meaning and effect of the terms and conditions thereof, then
claimants may submit the dispute to a Board of Arbitration for final arbitration.  Said
Board shall consist of one member selected by the claimant, one member selected by
the Bank, and the third member selected by the first two members.  The Board shall
operate under any generally recognized set of arbitration rules.  The parties hereto
agree that they and their heirs, personal representatives, successors and assigns shall be
bound by the decision of such Board with respect to any controversy properly submitted to it for determination.

Where a dispute arises as to the Bank's discharge of the Executive "for cause", such
dispute shall likewise be submitted to arbitration as above described and the parties
hereto agree to be bound by the decision thereunder.

IN WITNESS WHEREOF, the parties hereto acknowledge that each has carefully read this Agreement and executed the original thereof on the 3rd day of March, 1998 and that, upon execution, each has received a conforming copy.



FIRST NATIONAL BANK
OF MCCONNELLSBURG

                                  By:
Witness                                                    Title




Witness                                John C. Duffey



















DIRECTOR FEE CONTINUATION AGREEMENT


THE AGREEMENT, made and entered into this 3rd day of March, 1998 by and between First National Bank of McConnellsburg, a Pennsylvania Bank (hereinafter called
 "Bank"), and H.
Lyle Duffey (hereinafter called the "Director").

WITNESSETH:

WHEREAS, the Director has been and continues to be a valued Director of the Bank, and is now serving the Bank as a Director: and,

WHEREAS, it is the consensus of the Board of Directors that the Director's services to
the Bank in the past have been of exceptional merit and have constituted an invaluable
contribution to the general welfare of the Bank and in bringing it to its present status of operating
efficiency, and its present position in its field of activity; and,

WHEREAS, the experience of the Director, his knowledge of the affairs of the
 Bank, his
reputation and contacts in the industry are of such value that the Bank would suffer if the
Director terminated his service with the Bank; and,

WHEREAS, it is the desire of the Bank that his services be retained as herein provided,
and,

WHEREAS, the Director is willing to continue in the employ of the Bank provided the
Bank agrees to pay to him or his beneficiaries certain benefits in accordance with the terms and
conditions hereinafter set forth:

ACCORDINGLY, it is the desire of the Bank and the Director to enter into this agreement under which the Bank will agree to make certain payments to the
 Director at
retirement or his beneficiary in the event of his premature death while employed by the Bank;
and,

FURTHERMORE, it is the intent of the parties hereto that this agreement be considered an unfunded arrangement maintained primarily to provide supplemental benefits for the Director, as a member of a select group of management or highly compensated employees of the Bank for the purposes of the Employee Retirement Income Security Act of 1974, (E.R.I.S.A.):

NOW, THEREFORE, in consideration of services performed in the past and to be performed in the future as well as of the mutual promises and covenants herein contained it is
agreed as follows:

I.  EMPLOYMENT

The Bank agrees to employ the Director in such capacity as the Bank may from time to
time determine.  The Director will continue in the employ of the Bank in such capacity
and with such duties and responsibilities as may be assigned to him, and with such
compensation as may be determined from time to time by the Board of Directors of the
Bank.  Active employment shall include temporary disability not to exceed six months
and other "leave of absences" specifically granted by the Board of Directors.

1

II. FRINGE BENEFITS

The salary continuation benefits provided by this agreement are granted by the Bank as a fringe benefit to the Director and are not part of any salary reduction
plan or an arrangement deferring a bonus or a salary increase.  The Director has
no option to take any current payment or bonus in lieu of these salary continuation benefits except as set forth hereinafter.

III.     RETIREMENT DATE

The Director's Retirement Date shall mean retirement from service on the Board of Directors of the Bank (the Board) which becomes effective on the first day of
the calendar month following the month in which the Director reaches age eighty
(80) or such later date as the Director may actually retire.

IV. RETIREMENT BENEFIT AND POST-RETIREMENT DEATH BENEFIT

Upon said retirement the Bank, commencing with the first day of the month following the date of such retirement, shall pay Director an annual benefit equal
to $5,028.00 immediately prior to retirement for a period of ten (10) years, provided that if less than ten (10) such annual payments have been made prior to
the death of the Director, the Bank shall continue such annual payments to whomever the Director shall designate in writing and filed with the Bank, until the full number of ten (10) annual payments have been made. In the absence of any effective designation of beneficiary, any such amounts becoming due and payable upon the death of the Director shall be payable to the duly qualified executor or administrator of his estate.

V.  DEATH BENEFIT PRIOR TO RETIREMENT

In the event the Director should die while actively employed by the Bank at any time
after the date of this Agreement but prior to attaining age eighty (80) (or such later age as
may be agreed upon) the Bank will pay an annual benefit equal to the accrued balance of
the Director's liability reserve account multiplied by the Director's cumulative vested
percentage (number of years times annual vesting percentage to a maximum of
 100%)
payable immediately after his death in a lump sum to such individual or individuals as
the Director may have designated in writing and filed with the Bank.  In the absence of
any effective designation of beneficiary, any such amounts becoming due and payable
upon the death of the Director shall be payable to the duly qualified executor
 or
administrator of his estate.  Provided, however, that anything hereinabove to the contrary
notwithstanding, no death benefit shall be payable hereunder if it is determined that the
Director's death was caused by suicide on or before March 3, 1998.

VI. BENEFIT ACCOUNTING

The Bank shall account for this benefit using the regulatory accounting principles of the Bank's primary federal regulator. The Bank shall establish an
accrued liability retirement account for the Director into which appropriate reserves shall be accrued.

VII.     VESTING

Director's interest in the benefits that are the subject of this Agreement shall be
subject to an annual vesting percentage of ten percent (10%) per year commencing on the date of the Director's first election to the Board of the
 Bank.


2

VIII. OTHER TERMINATION OF EMPLOYMENT

Subject to Subparagraph VIII(A) herein, in the event that the employment of the Director shall terminate prior to retirement from active employment, as provided in Paragraph III, by his voluntary action, or by his discharge by the Bank, then this Agreement shall terminate upon the date of such termination of employment and the Bank shall pay to the Director as severance compensation an amount of money equal to the accrued balance of Director's liability reserve account multiplied by Director's cumulative vested percentage (number of years times annual vesting percentage to a maximum of 100%). This severance compensation shall be paid in ten (10) equal annual installments beginning on the date of said termination.

A.  Discharge for Cause:

Should a director be discharged for cause, all benefits under this Agreement shall
be forfeited.  The term "for cause" shall mean the conviction of a felony or gross
misdemeanor involving fraud, dishonesty, or wilful violation of any law that results in any adverse effect on the Bank. If a dispute arises as to discharge
 "for
cause," such dispute shall be resolved by arbitration.

In the event the Director's death should occur after such severance but prior to the
completion of the monthly payments provided for in this Paragraph VIII, the remaining
installments shall be paid to such individual or individuals as the Director may have
designated in writing and filed with the Bank. In the absence of any effective designation of beneficiary, any such amounts shall be payable to the duly qualified
executor or administrator of his estate.

IX. PARTICIPATION IN OTHER PLANS

The benefits provided hereunder shall be in addition to Director's annual salary
as determined by the Board of Directors, and shall not affect the right of
 Director
to participate in any current or future Bank Retirement Plan, group insurance, bonus, or in any supplemental compensation arrangement which constitutes a part of the Bank's regular compensation structure.

X.  NON-COMPETE AND CHANGE OF CONTROL

The payment of benefits under this Agreement shall be continent upon the
 Director's not
engaging in any activity that directly or indirectly competes with the Banks interests,
within 25 miles of any office of the Bank existing at the time of Directors retirement or
termination.

In the event there is a change in control of the ownership of the Bank, Director shall
become 100% vested for the purposes of Paragraph VIII hereinabove.  Change of control
shall be deemed to be the cumulative transfer of more than twenty-five percent
 (25%) of
the voting stock of the Bank from the Effective Date of this Agreement.  For the
purposes of this Agreement, transfers on account of deaths or gifts, transfers between
family members or transfers to a qualified retirement plan maintained by the
 Bank shall
not be considered in determining whether there has been a change in control.

XI. ALIENABILITY

It is agreed that neither Director, nor his/her spouse, nor any other assignee, shall
have any right to commute, sell, assign, transfer or otherwise convey the right to
receive any payments hereunder, which payments and the right thereto are expressly declared to be non-assignable and non-transferable; and, in the event of any attempted assignment or transfer, the Bank shall have no further liability hereunder.
3

XII.     RESTRICTIONS ON FUNDING

The Bank shall have no obligation to set aside earmark, or entrust any fund or money with which to pay
its obligations under this Agreement.  The Bank reserves the absolute right at its sole discretion to either
fund the obligations undertaken by this Agreement or to refrain from funding, the same and determine the extent, nature, and method of such funding.

XIII.    GENERAL ASSETS OF THE BANK

The rights of the Director under this Agreement and of any beneficiary of the Director shall be solely those of an unsecured creditor of the Bank. If the Bank shall acquire an insurance policy or any other
asset in connection with the liabilities assumed by it hereunder, it is expressly understood and agreed that
neither Director nor any beneficiary of Director shall have any right with respect to, or claim against,
such policy or other asset.  Such policy or asset shall not be deemed to be held under any trust for the
benefit of Director or his beneficiaries or to be held in any way as collateral security for the fulfilling of
the obligations of the Bank under this Agreement.  It shall be and remain, a general, unpledged,
unrestricted asset of the Bank and Director or any of his beneficiaries shall not have a greater claim to the
insurance policy or other assets, or any interest in either of them, than any other general creditor of the
Bank.

XIV.     REORGANIZATION

The Bank agrees that if the Bank merges or consolidates with any other company or organization,
or permits its business activities to be taken over by any other organization, or ceases its business
activities or terminates its existence.  The Director will be considered to be vested in one
hundred percent (100%) of the retirement benefit to be paid to the Director pursuant to Paragraph
IV above.

XV. AMENDMENT

This Agreement may be amended in whole or in part from time to time by the
 Employer, but only
in writing.

XVI.     NOT A CONTRACT OF EMPLOYMENT

This Agreement shall not be deemed to constitute a contract of employment between the parties
hereto, nor shall any provision hereof restrict the right of the Bank to discharge the Director, or
restrict the right of the Director to terminate his employment.

XVII.  HEADINGS

Headings and subheadings of this Agreement are inserted for reference and convenience only and shall
not be deemed a part of this agreement.

XVIII.  APPLICABLE LAW

The validity and interpretation of this Agreement shall be governed by the laws of the State of
Pennsylvania.

XIX.     EFFECTIVE DATE

The effective date of this agreement shall be March 3, 1998.

4

XX. CLAIMS PROCEDURE

In the event that benefits under this Agreement are not paid to the Director (or his beneficiary in the case
of the Director's death), and such person feels entitled to receive them, a claim shall be made in writing to
the Plan Administrator within ninety (90) days from the date payments are not made.  Such claim shall be
reviewed by the Plan Administrator and the Bank.  If the claim is denied, in full or in part, the Plan
Administrator shall provide a written notice within ninety (90) days setting forth the specific reasons for
denial, specific reference to the provisions of this Agreement upon which the denial is based, and any
additional material or information necessary to perfect the claim, if any.
  Also, such written notice shall
indicate the steps to be taken if a review of the denial is desired.

If a claim is denied and a review is desired, the Director (or his beneficiary in the case of the Director's
death), shall notify the Plan Administrator in writing within ninety (90) days
 [and a claim shall be
deemed denied if the Plan Administrator does not take any action with the aforesaid ninety (90) day
period].  In requesting a review, the Director or his beneficiary may review this Agreement or any
documents relating to it and submit any written issues and comments he or she may feel appropriate.  In
its sole discretion the Plan Administrator shall then review the claim and provide a written decision
within ninety (90) days.  This decision likewise shall state the specific provisions of the Agreement on
which the decision is based.

XXI.     NAMED FIDUCIARY AND PLAN ADMINISTRATOR

For purposes of implementing this claims procedure (but not for any other purpose), First
National Bank of McConnellsburg, is hereby designated as the Named Fiduciary and
 Plan
Administrator of Plan Agreement.  As Named Fiduciary and Plan Administrator,
 First National
Bank of McConnellsburg shall be responsible for the management, control and administration of
the agreement as established herein.  The Named Fiduciary may delegate to certain aspects of the
management a operation responsibilities of the Plan including the employment of advisors and
the delegation of ministerial duties to qualified individuals.

IN WITNESS WHEREOF, the Bank has caused this Agreement to be signed in its corporate name by its
duly authorized officer, and attested by its Secretary, and Director hereunto set his hand and seal, all on the day
and year first above written.

FIRST NATIONAL BANK
OF MCCONNELLSBURG

                                  By:
Secretary                                                  Title




Witness                                H. Lyle Duffey







5