Form 10-Q
period 2000-03-31
FNB FINANCIAL CORP /PA/
filed 2000-05-10
CIK 820222

FORM 10-Q

    SECURITIES AND EXCHANGE COMMISSION
    Washington, D.C.  20549-1004

    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2000

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

    YES X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class              Outstanding at March 31, 2000
(Common stock, $0.63 par value)   400,000

    FNB FINANCIAL CORPORATION

    INDEX


Page
INDEPENDENT ACCOUNTANT'S REPORT                            5

PART I  -  FINANCIAL INFORMATION

    Condensed consolidated balance sheets -
      March 31, 2000 and December 31, 1999                 6

    Condensed consolidated statements of income -
      Three months ended March 31, 2000 and 1999           7

      Condensed consolidated statements of comprehensive
        income                                       -
        Three months ended March 31, 2000 and 1999           8

    Condensed consolidated statements of cash flows -
      Three months ended March 31, 2000 and 1999           9

    Notes to condensed consolidated financial
      statements                                          10-12

    Table #1 - Schedule of held to maturity and
      available for sale investment activity for the
      period January 1, 2000 through March 31, 2000        13

    Table #2 - Schedule of gross unrealized gains and
      unrealized losses within the held to maturity and
      available for sale investment portfolios by
      investment type                                      14

    Management's discussion and analysis of financial
      condition and results of operations                15-17


PART II  -  OTHER INFORMATION                               19

    Signatures                                             20

    PART I - FINANCIAL INFORMATION

INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors
FNB Financial Corporation
McConnellsburg, Pennsylvania


    We have reviewed the accompanying consolidated balance sheet of FNB
Financial
Corporation and Subsidiary as of March 31, 2000 and the related consolidated statements of income for the three months ended March 31, 2000 and 1999 and consolidated statements of comprehensive income for the three months ended
 March 31,
2000 and 1999 and consolidated statements of cash flows for the three months ended
March 31, 2000 and 1999.  These financial statements are the responsibility of the
corporation's management.

    We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial
information consists principally of applying analytical procedures to financial data
and making inquiries of persons responsible for financial and accounting matters.
It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of
an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be
in conformity with generally accepted accounting principles.



                                  /s/ Smith Elliott Kearns & Company, LLC
                                  SMITH ELLIOTT KEARNS & COMPANY, LLC



Chambersburg, Pennsylvania
May 5, 2000

    FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
    CONDENSED CONSOLIDATED BALANCE SHEET

                                              March 31,     December 31,
                                                2000           1999
ASSETS:                                      (unaudited)     (audited*)
Cash and Due from banks                      $ 4,110,597    $ 3,565,173
Interest-bearing deposits with banks             734,629        723,094
Marketable Debt Securities
       Held-to-maturity (Market value - 2000
       $1,431,864 and 1999: $1,556,865)        1,538,209      1,669,712
       Available-for-sale                     27,287,893     27,886,136
Marketable Equity Securities
   Available for Sale                            176,499        199,112
Federal Reserve, Atlantic Central Banker's Bank
   and Federal Home Loan Bank Stock              833,700        681,200
Federal Funds Sold                                   0              0
Loans, net of unearned discount &
       Allowance for loan losses              79,064,574     76,137,080
Bank buildings, equipment, furniture &
       fixtures, net                           3,076,253      3,119,101
Accrued interest receivable                      723,816        687,259
Deferred income tax charges                      696,981        676,502
Other real estate owned                          343,654        165,603
Intangible Assets                                157,399        161,491
Cash surrender value of life insurance         2,135,775      2,107,104
Other assets                                     264,544        150,616
    Total Assets                            $121,144,523   $117,929,183
                                              ==========     ==========
LIABILITIES :
Deposits:
   Demand deposits                           $11,560,196    $10,959,096
   Savings deposits                           27,209,000     27,567,017
   Time certificates                          61,453,341     60,509,040
   Other time deposits                           505,343        294,783
      Total deposits                        $100,727,880    $99,329,936
Accrued interest payable & other liabilities     966,371        861,514
Liability for other borrowed funds             8,015,753      6,364,996
Dividends payable                                 80,000        172,000

    Total Liabilities                       $109,790,004   $106,728,446

STOCKHOLDERS' EQUITY:

Capital stock, Common, par value $0.63;
   6,000,000 shares authorized; 400,000
   outstanding                               $   252,000    $   252,000
Additional paid-in capital                     1,789,833      1,789,833
Retained earnings                             10,287,253     10,125,145
Accumulated other comprehensive income          (974,567)      (966,241)

    Total Stockholders' Equity               $11,354,519    $11,200,737

    Total Liabilities & Stockholders' Equity$121,144,523   $117,929,183
                                              ==========     ==========

*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed financial statements.

    FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

    CONDENSED CONSOLIDATED STATEMENTS OF INCOME

    Three Months Ended March 31, 2000 and 1999
    (UNAUDITED)

                                                     2000       1999

Interest & Dividend Income

Interest & fees on loans                         $1,631,298  $1,318,898
       Interest on investment securities:
              U.S. Treasury Securities                  0         1,585
              Obligations of other U.S.
                  Government Agencies               329,569     354,521
              Obligations of State & Political
                  Subdivisions                      111,754     128,776
       Interest on deposits with banks               10,041      28,085
       Dividends on Equity Securities                14,208       8,163
       Interest on federal funds sold                   0        42,565
              Total Interest & Dividend Income    2,096,870   1,882,593

Interest Expense

       Interest on deposits                         986,647   1,017,540
       Interest on Other Borrowed Money             128,278       2,795
              Total interest expense              1,114,925   1,020,335
              Net interest income                   981,945     862,258
       Provision for loan losses                     60,000      30,000
              Net interest income after
              Provision for loan losses             921,945     832,258

Other income

       Service charges on deposit accounts           42,208      22,940
       Other service charges, collection &
              exchange charges, commissions
              and fees                               63,970      63,275
       Gain on Sale of Other Real Estate             19,177         0
       Other income                                  46,883      33,094
       Net Securities gains/(losses)                    0        (3,691)
              Total other income                    172,238     115,618

Other expenses                                      794,681     717,382
       Income before income taxes                   299,502     230,494
       Applicable income taxes                       57,394      41,037
  Net income                                       $242,108    $189,457
                                                    =======     =======
Earnings per share of Common Stock:
       Net income per share                           $0.61       $0.47

Cash dividend declared per share                      $0.20       $0.18

Weighted average number of shares outstanding       400,000     400,000

The accompanying notes are an integral part of these condensed financial statements.
Page 7 of 20

    FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

    Three Months Ended March 31, 1999 and 1998
    (UNAUDITED)

                                                     2000       1999

Net income                                       $242,108    $189,457
Other Comprehensive income, net of tax
    Unrealized holding gains/(losses) for period (  8,326)   (195,274)
Comprehensive Income                             $233,782    $( 5,817)
                                                  =======     =======

The accompanying notes are an integral part of these condensed financial statements.


































Page 8 of 20

    FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    Three Months Ended March 31, 2000 and 1999

    (UNAUDITED)
                                                      2000            1999
Cash flows from operating activities:
      Net income                                  $  242,108       $  189,457
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
            Depreciation & amortization               68,248           65,933
            Provision for loan losses                 60,000           30,000
            Net (gain)/loss on sales of
              investments                                0              3,691
            (Increase) decrease in accrued
                   interest receivable               (36,557)          14,063
             (Gain)/Loss on Disposal of Other Real
                   Estate                            (19,177)           2,500
          (Gain) on Disposal of Furniture            (445)             0
             Deferred Income Taxes                   (16,190)          (2,886)
             Increase (decrease) in accrued
                   interest payable and
                   other liabilities                 104,857           55,313
             Increase in cash value of insurance     (28,671)         (20,399)
             Other (net)                            (117,225)        (115,409)
Net cash provided (used)by operating activities      256,948          222,263
Cash flows from investing activities:
     Net (increase) decrease in interest-
            bearing deposits with banks              (11,535)         (93,525)
     Purchases of Held-to-maturity securities             0                0
     Purchases of Available-for-sale securities         0         (1,053,706)
     Proceeds from sales of Available-for-
            sale securities                              0                0
     Proceeds from maturities of Held-to-
            maturity securities                      131,503           72,306
     Proceeds from maturities of Available-
            for-sale securities                      608,241        2,215,982
     Purchases of marketable equity securities           0                0
     Net (increase) decrease in loans             (3,217,883)      (1,114,322)
     Proceeds from sale of Other real
            estate owned                              74,813           45,750
     Purchases of bank premises &
            equipment (net)                          (21,570)        (183,471)
     Proceeds from Sale of Furniture & Fixtures          706              0
     Purchase of other bank stock                   (152,500)             0
Net cash provided (used) by investing
            activities                            (2,588,225)        (110,986)
Cash flows from financing activities:
     Net increase (decrease) in deposits           1,397,944         (587,674)
     Net increase (decrease) in Other borrowings   1,650,757           (1,163)
     Cash dividends paid                            (172,000)        (108,000)
Net cash provided (used) by financing
     activities                                    2,876,701         (696,837)
Net increase (decrease) in cash & cash
     equivalents                                     545,424         (585,560)
Cash & cash equivalents, beginning balance         3,565,173        7,270,802
Cash & cash equivalents, ending balance           $4,110,597       $6,685,242
                                                  =========        =========
Supplemental disclosure of cash flows information
    Cash paid during the year for:
           Interest                               $1,026,826       $  927,927
           Income taxes                                  0             35,926
Supplemental schedule of noncash investing &
      financing activities
      Unrealized gain (loss) on Available-for-sale
           securities, net of income tax effect       (8,328)        (195,274)
      Dividends Payable                               80,000           72,000

The accompanying notes are an integral part of these condensed financial statements.
Page 9 of 20

                 FNB FINANCIAL CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2000
                         (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

    The financial information presented at and for the three months ended March 31, 2000, and March 31, 1999 is unaudited. Information presented at December 31, 1999, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

NOTE 5 - INVESTMENTS

    The activity within the held to maturity and available for sale portfolios for the period January 1, 2000, through March 31, 2000, is summarized in Table #1 on page 12. No sales were conducted from securities contained within the
held     to maturity portfolio.

    The amortized cost and estimated market values of investments by investment type and classification as available for sale or held to maturity along with each portfolio's gross unrealized gain or gross unrealized loss are contained in Table #2 on page 13.

    Management has purchased for the portfolio mortgage-backed securities. The large portion of these securities have a variable rate coupon and all have scheduled principal payments. During periods of rising interest rates, payments from variable rate mortgage-backed securities may accelerate as prepayments of underlying mortgages occur as home-owners refinance to a fixed rate while during periods of declining interest rates, prepayments on high fixed rate mortgage-
backed securities may accelerate as home owners refinance to lower rate mortgages. These prepayments cause yields on mortgage-backed securities to fluctuate as larger payments of principal necessitate the acceleration of premium amortization or discount accretion. Due to the low dollar amount of mortgage-backed securities in relation to the total portfolio, management feels that interest rate risk and prepayment risks associated with mortgage-backed securities will not have a material impact on the financial condition of the Bank.

    In regard to Collateralized Mortgage Obligations (CMOs), the
    Bank presently has none of these types of investments in its portfolio.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES, NONACCRUAL LOANS
    Activity in the allowance for loan losses is summarized as follows:

                                               2000       1999

    Allowance for loan losses beginning of the year   $746,067    $731,641
    Loans charged-off during the year:
         Real estate mortgages                      1,000          0
         Installment loans                         41,150      12,446
         Commercial & all other                     4,098      30,000
              Total charge-offs                    46,249      42,446
    Recoveries of loans previously charged-off:
         Real estate mortgages                        0           0
         Installment loans                          8,653       8,658
         Commercial & all other                       375         375
              Total recoveries                      9,028       9,033
    Net loans charged-off (recovered)              37,221      33,413
    Provision for loan losses charged to operations     60,000      30,000
    Allowance for loan losses, March 31               $768,846    $728,228
                                            ========  ========

The following table shows the principal balance of nonaccrual loans as of March 31, 2000:

Nonaccrual loans                                    $ 227,257.46
                                                      ==========
Interest income that would have been
   accrued at original contract rates                $ 6,418.50
Amount recognized as interest income                   5,257.50
   Foregone revenue                                  $ 1,161.00
                                                       =========

NOTE 7  IMPAIRED LOANS

    As the Bank has undertaken a more rigorous review of loans, their underlying collateral values and ability to repay, management has determined that based upon this review there are presently loans on the Bank's books which may not be paid in full according to contractual terms and may require additional specific provisions to the allowance for loan losses. As of March 31, 2000, the dollar amount outstanding on these impaired loans was $1,225,078; the underlying collateral values for these loans based upon contractual lending terms was $1,506,878; and the specific amount allocated for these loans in the allowance for loan losses was
    $207,633.


NOTE 8 - OTHER COMMITMENTS

    In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. The bank does not anticipate any losses as a result of these transactions.

    TABLE #1
    SCHEDULE OF HELD TO MATURITY AND AVAILABLE FOR SALE
    DEBT SECURITY PORTFOLIOS
    TRANSACTION SUMMARY
    FOR THE PERIOD JANUARY 1, 2000 THROUGH MARCH 31, 2000

                            HELD TO        AVAILABLE      TOTAL
                            MATURITY       FOR SALE    INVESTMENT
                            PORTFOLIO      PORTFOLIO    PORTFOLIO

BEGINNING BALANCE 1/1/00   $1,669,712    $29,339,102  $31,008,814
PURCHASES                           0            0            0
NET LOSSES/GAINS                    0            0            0
MATURITIES/CALLS PAYDOWNS/
PREMIUM AMORTIZATION/DISCOUNT
ACCRETION                     131,503        608,241      739,744
ENDING BALANCE 3/31/00     $1,538,209    $28,730,861  $30,269,070
                            =========     ==========   ==========

    TABLE #2
    SCHEDULE OF UNREALIZED GAINS AND UNREALIZED LOSSES
    WITHIN THE HELD TO MATURITY AND AVAILABLE FOR SALE
    INVESTMENT PORTFOLIOS BY INVESTMENT TYPE
    MARCH 31, 2000

                             HELD TO    HELD TO     HELD TO    HELD TO
    AVAILABLE   AVAILABLE   AVAILABLE   AVAILABLE
                             MATURITY   MATURITY    MATURITY   MATURITY
   FOR SALE    FOR SALE    FOR SALE    FOR SALE
                              BOOK      MARKET     UNREALIZED UNREALIZED
    BOOK       MARKET     UNREALIZED  UNREALIZED
SECURITY PORTFOLIO            VALUE      VALUE         GAIN       LOSS
   VALUE       VALUE         GAIN        LOSS


U.S. GOVERNMENT TREASURIES        0          0           0           0
         0           0            0            0

U.S. GOVERNMENT TREASURIES        0          0           0           0
            0           0            0            0

U.S. GOVERNMENT AGENCIES          0          0           0           0
           0           0                         0

U.S. GOVERNMENT AGENCIES   498,923    397,107           0     (101,816)
 17,544,473  16,548,035            0     (996,438)

SBA GUARANTEED LOAN POOL
CERTIFICATES                209,131    211,093        1,962          0
   435,993     438,505        2,512            0

SBA GUARANTEED LOAN POOL
CERTIFICATES               595,115    587,780           0       (7,335)
   580,434     576,349            0       (4,085)

MORTGAGE-BACKED SECURITIES        0          0           0           0
    427,816     431,925        4,109            0

MORTGAGE-BACKED SECURITIES       0          0           0           0
   601,449     566,046            0      (35,403)

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                    165,040    166,053       1,013           0
   1,039,830   1,043,156        3,326            0

SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                    70,000     69,831           0        (169)
  8,100,866   7,683,876            0     (416,990)

MARKETABLE EQUITY SECURITIES      0          0           0           0
     98,250     104,250        6,000            0

MARKETABLE EQUITY SECURITIES     0          0           0           0
    111,898      72,249            0      (39,649)

FEDERAL RESERVE BANK STOCK,
ATLANTIC CENTRAL BANKERS BANK
STOCK AND FEDERAL HOME LOAN
BANK STOCK                        0          0           0           0
   833,700     833,700            0            0

GRAND TOTALS             1,538,209  1,431,864        2,975    (109,320)
 29,774,709  28,298,091       15,947   (1,492,565)
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



                  FNB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Net income for the first three months of 2000 was $242,108, compared to $189,457 for the first three months of 1999 and $154,879 for the same period in 1998. This represents an increase of $52,651 or 28% from 1999 and an increase of $87,229 or 56.32% from 1998. Net income on an adjusted per share basis for the first three months of 2000 was $0.61 an increase of $.14 from the $0.47 per share for 1999, and an increase of $0.22 from the $0.39 per share for the three months ended March 31, 1998. This increase from 1999 is a direct result of an increase in net interest income which increased $119,687 for the first three months in 2000 compared to the first three months in 1999.

Total interest and dividend income for the first three months of 2000 was $2,096,870 compared to $1,882,593 for the first three months of 1999, an increase of $214,277, and compared to $1,863,867 for the three months ended March 31, 1998, representing an increase of $233,003. This increase is a result of an increase in interest income on loans which has increased $312,400 from 1999. Since March 31, 1999, net loans have increased $16,079,671. This increase in loans, our highest yielding interest-earning asset, has increased our interest income for the first three months of 2000.

During the first quarter of 2000, interest rates on loans have increased as the Federal Reserve has increased short term interest rates 50 basis points since December 31, 1999. In order to retain and attract deposits, we have increased deposit rates while at the same time borrowing costs of loans at the Federal Home Loan Bank of Pittsburgh utilized to fund loan demand have also increased. The combination of the increase in loan balances and in loan interest rates has resulted in an increase in our net interest income and an increase in our net interest margin. We anticipate the increase in interest rates on loans and the increase of deposit rates will result in the slight improvement of our net interest margin during the next few earning periods over the net interest margin in 1999.

Interest expense for the three months ended March 31, 2000, was $1,114,925, an increase of $94,590 from the $1,020,335 for the same period in 1999, and an increase of $129,322 from the $985,603 incurred for the same period in 1998. This increase is due to an increase in the balances of other borrowed funds. Total other borrowed funds have increased $7,848,152 since March 31, 1999.

The tax-adjusted net interest margin has increased 16 basis points to 3.78% for the first three months of 2000 from that of the first three months of 1999 which was 3.62%. This increase was the result of an increase in the yield on earning assets which occurred during the later part of 1999 and continued into 2000. The tax-equivalent yield on earning assets for the first three months of 2000 increased .24% to 7.82% from 7.58% for the same period in 1999 while the cost of interest-bearing liabilities increased .11% to 4.65% from 4.54% for the same period in 1999. The increased yield on earning assets is due to adjustable rate loans increasing to higher interest rates and new loans having higher interest rates. The increased cost of interest-bearing liabilities is due solely to the our use of borrowed funds. The cost of deposits remained the same as in 1999 at 4.54%; however, the cost of borrowings during the first quarter was 5.78% with average borrowings during the quarter of $8,878,789. We anticipate net interest margin throughout the year to improve slightly. Recent increases in interest rates on adjustable rate loans and securities will be offset by maturing lower cost time deposits repriced to higher yielding deposits. Through the retention of savings and NOW account deposit interest rates at their present levels, we will strive to maintain and improve the net interest margin.

Total noninterest income for the first three months of 2000 increased $56,620 due to a $19,268 increase in service charges on deposit accounts; a $13,789 increase in other income as a result of a $8,300 increase in the cash value of life insurance; and a $19,177 gain on the sale of other real estate. Operating expenses for the period ended March 31, 2000, were $794,681, a $77,299 increase from the operating expenses incurred for the same period in 1999 of $717,382. This increase is the result of a $43,812 increase in wages and benefits; a $9,147 increase in advertising expenses; and a $8,344 increase in the costs associated with the Directors life insurance/retirement program.

Our income tax provision for the first three months of 2000 was $57,394 as compared to $41,037 for the first three months of 1999. We continue to operate with a marginal tax rate of 34%, during the first quarter of 2000. The effective income tax rate for the first three months of 2000 was 19.16% a 1.36% increase compared to 17.80% for the first three months of 1999 and a decrease of 4.85% from the effective tax rate for the first three months of 1998 of 24.01%.

Total assets as of March 31, 1999, were $121,144,523, an increase of $3,215,340 from the period ending December 31, 1999, representing an increase of 2.73%. This increase in total assets was a result of increased lending activity. Net loans as of March 31, 2000, were $79,064,574 compared to $76,137,080 as of
December 31, 1999, an increase of $2,927,494 or 3.85%, a result of commercial loan settlements. To fund this increase in assets, total deposits increased $1,397,944 to $100,727,880 as of March 31, 2000, from $99,329,936 as of December 31, 1999. Additional funding was provided by increases in borrowed funds of $1,650,757 from $6,364,996 as of December 31, 1999, to $8,015,753 as of
March 31, 2000. The allowance for loan losses at the end of the three months was $768,846 compared to $746,067 at year end 1999 and is considered adequate, in our opinion, to absorb possible losses on existing loans. The provision for loan losses for the first three months of 2000 was $60,000 compared to $30,000 for the first three months of 1999 and $101,114 for the same period in 1998. This increase from the 1999 provision is a result of increased commercial loan activity.

Total equity as of March 31, 2000, was $11,354,519, 9.37% of total assets, as compared to $11,200,737, 9.50% of total assets as of December 31, 1999. This ratio decrease is a result of total asset increase of $3,215,340 or 2.73% while equity accounts increased $153,782 or 1.37%.

We have risk-based capital ratios exceeding regulatory requirements. Risk-based capital guidelines require a minimum ratio of 8.0%. At March 31, 2000, the risk-based capital ratio of the Corporation was 16.44% while at December 31, 1999, the risk-based capital ratio was 16.43%. The following table presents our risk-based capital ratios:


                                           March 31,
Regulatory
                                             2000        Minimum

Leverage Ratio                                9.24%       4.00%
Risk-based capital ratios:
    Tier I (core capital)                    15.38%       4.00%
    Total Capital
    (Tier I and Tier II Capital)             16.44%       8.00%

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




                             /s/John C. Duffey
                             (John C. Duffey, President
                              and Director of the Company and
                              President/CEO of the Bank)
                             (Duly Authorized Officer)



Date May 4, 2000             /s/Daniel E. Waltz
                             (Daniel E. Waltz, Treasurer
                              and Director of the Company and
                              Senior Vice President/CFO of
                              the Bank)
                             (Principal Financial &
                              Accounting Officer)