Form 10-Q
period 2000-06-30
FNB FINANCIAL CORP /PA/
filed 2000-08-09
CIK 820222

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549-1004

	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Page 1 of 20 Pages


	YES X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class              Outstanding at June 30, 2000
(Common stock, $0.63 par value)		400,000










































Page 2 of 20 Pages





	FNB FINANCIAL CORPORATION

	INDEX


                                               Page
PART I  -  FINANCIAL INFORMATION

	Condensed consolidated balance sheets -
	  June 30, 2000 and December 31, 1999                 5

	Condensed consolidated statements of income -
	  Three months ended June 30, 2000 and 1999           6

	Condensed consolidated statements of income -
	  Six months ended June 30, 2000 and 1999             7

	Condensed consolidated statements of comprehensive
	  income                                    -
	  Six months ended June 30, 2000 and 1999             8

	Condensed consolidated statements of cash flows -
	  Six months ended June 30, 2000 and 1999             9

	Notes to condensed consolidated financial
	  statements                                        10-13

	Table #1 - Schedule of held to maturity and
	  available for sale investment activity for the
	  period January 1, 2000 through June 30, 2000       13

	Table #2 - Schedule of gross unrealized gains and
	  unrealized losses within the held to maturity and
	  available for sale investment portfolios by
	  investment type                                    14

	Management's discussion and analysis of financial
	  condition and results of operations               15-17


PART II  -  OTHER INFORMATION                             18

	Signatures                                           20

Page 3 of 20 Pages

























	PART I - FINANCIAL INFORMATION

























Page 4 of 20 Pages

	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
	CONDENSED CONSOLIDATED BALANCE SHEET

                                              June 30,     December 31,
                                                2000           1999
ASSETS:                                      (reviewed)     (audited*)

Cash and Due from banks                      $ 6,258,165    $ 3,565,173
Interest-bearing deposits with banks             715,026        723,094
Marketable Debt Securities
       Held-to-maturity (Market value - 2000
       $1,209,121 and 1999: $1,556,865)        1,315,426      1,669,712
       Available-for-sale                     26,699,046     27,886,136
Marketable Equity Securities
   Available for Sale                            184,228        199,112
Federal Reserve, Atlantic Central Banker's Bank
   and Federal Home Loan Bank Stock              833,700        681,200
Federal Funds Sold                                   0              0
Loans, net of unearned discount &
       Allowance for loan losses              81,360,951     76,137,080
Bank buildings, equipment, furniture &
       fixtures, net                           3,013,207      3,119,101
Accrued interest receivable                      728,232        687,259
Deferred income tax charges                      680,410        676,502
Other real estate owned                          124,953        165,603
Intangible Assets                                153,295        161,491
Cash surrender value of life insurance         2,160,488      2,107,104
Other assets                                     214,151        150,616

    Total Assets                            $124,441,278   $117,929,183
                                              ==========     ==========
LIABILITIES :

Deposits:
   Demand deposits                           $11,881,794    $10,959,096
   Savings deposits                           27,259,562     27,567,017
   Time certificates                          61,994,299     60,509,040
   Other time deposits                           543,371        294,783
      Total deposits                        $101,679,026    $99,329,936
Accrued interest payable & other liabilities     940,940        861,514
Liability for other borrowed funds            10,162,491      6,364,996
Dividends payable                                 88,000        172,000

    Total Liabilities                       $112,870,457   $106,728,446

STOCKHOLDERS' EQUITY:

Capital stock, Common, par value $0.63;
   6,000,000 shares authorized; 400,000
   outstanding                               $   252,000    $   252,000
Additional paid-in capital                     1,789,833      1,789,833
Retained earnings                             10,440,978     10,125,145
Accumulated other comprehensive income          (911,990)      (966,241)

    Total Stockholders' Equity               $11,570,821    $11,200,737

    Total Liabilities & Stockholders' Equity$124,441,278   $117,929,183
                                              ==========     ==========

*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed financial statements.
Page 5 of 20 Pages

	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

	CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30, 2000 and 1999
	(UNAUDITED)

                                                     2000       1999

Interest & Dividend Income

Interest & fees on loans                         $1,711,647  $1,376,289
       Interest on investment securities:
              U.S. Treasury Securities                  0           0
              Obligations of other U.S.
                  Government Agencies               327,387     344,105
              Obligations of State & Political
                  Subdivisions                      107,025     121,150
       Interest on deposits with banks               11,519      16,463
       Dividends on Equity Securities                15,077       7,128
       Interest on federal funds sold                   0        30,664
              Total Interest & Dividend Income    2,172,655   1,895,799

Interest Expense

     Interest on deposits                         1,018,012     993,963
     Interest on Other borrowed money               141,021       2,776
              Total Interest Expense              1,159,033     996,739
              Net interest income                 1,103,622     899,060
       Provision for loan losses                     45,000      36,000
              Net interest income after
              Provision for loan losses             968,622     863,060

Other income

       Service charges on deposit accounts           38,687      27,603
       Other service charges, collection &
              exchange charges, commissions
              and fees                               76,956      66,705
       Other income                                  37,347      32,051
       Net gain/(loss) on sale of other real estate (19,983)        0
       Net Securities gains/(losses)                   (474)     53,366
              Total other income                    132,533     179,725
Other expenses                                      793,522     750,953
       Income before income taxes                   307,633     291,832
       Applicable income taxes                       65,356      56,192
  Net income                                       $242,277    $235,640
                                                    =======     =======
Earnings per share of Common Stock:
       Net income per share                           $0.61       $0.59

Cash dividend declared per share                      $0.22       $0.19

Weighted average number of shares outstanding       400,000     400,000

The accompanying notes are an integral part of these condensed financial statements.


Page 6 of 20 Pages

	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

	CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30, 2000 and 1999
	(UNAUDITED)

                                                    2000        1999

Interest & Dividend Income

       Interest & fees on loans                  $3,342,945  $2,695,187
       Interest on investment securities:
              U.S. Treasury Securities                  0         1,585
              Obligations of other U.S.
                Government Agencies                 656,956     698,626
              Obligations of State & Political
                Subdivisions                        218,779     249,926
       Interest on deposits with banks               21,560      44,540
       Dividends on Equity Securities                29,285      15,291
       Interest on federal funds sold                   0        73,229
              Total Interest & Dividend Income    4,269,525   3,778,392

Interest Expense

       Interest on deposits                       2,004,659   2,011,503
       Interest on other borrowed money             269,299       5,571
              Total Interest Expense              2,273,958   2,017,074
              Net interest income                 1,995,567   1,761,318
       Provision for loan losses                    105,000      66,000
              Net interest income after
                Provision for loan losses         1,890,567   1,695,318

Other income

       Service charges on deposit accounts           80,895      50,543
       Other service charges, collection &
             exchange charges, commissions
             and fees                               140,926     129,980
       Other income                                  84,230      65,145
       Net gain/(loss) on sale of other real estate    (806)        0
       Net Securities gains/(losses)                   (474)     49,675
              Total other income                    304,771     295,343

Other expenses                                    1,588,203   1,468,335
       Income before income taxes                   607,135     522,326
       Applicable income taxes                      122,750      97,229

       Net income                                  $484,385    $425,097
                                                    =======     =======
Earnings per share of Common Stock:
       Net income per share                           $1.21       $1.06

Cash dividend declared per share                      $0.42       $0.37

Weighted average number of shares outstanding       400,000     400,000

The accompanying notes are an integral part of these condensed financial statements.

Page 7 of 20 Pages

	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

	CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended June 30, 2000 and 1999
	(UNAUDITED)

                                                   2000         1999

Net Income                                       $484,385      $425,097
Other Comprehensive income, net of tax
    Unrealized holding gains/(losses for period    54,251      (718,595)
Comprehensive Income                            $ 538,636     $(293,498)
                                                  =======       =======

The accompanying notes are an integral part of these condensed financial statements.


































Page 8 of 20 Pages

	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30, 2000 and 1999

	(UNAUDITED)
                                                      2000            1999
Cash flows from operating activities:
      Net income                                  $  484,385       $  425,097
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
            Depreciation & amortization              136,496          133,608
            Provision for loan losses                105,000           66,000
            Increase in Cash Surrender value
              of Life Insurance                      (53,384)         (40,797)
            Net (gain)/loss on sales of
              investments                                474          (49,675)
            Deferred income taxes                    (31,856)          (7,578)
            Net Loss on Disposal of other Real Estate    805            2,887
            (Increase) decrease in accrued
                   interest receivable               (40,973)          47,868
            Loss on Disposal of Other Assets            (445)           5,000
             Increase (decrease) in accrued interest
                   payable and other liabilities      79,426          (88,793)
             Other (net)                             (67,640)         (60,243)
Net cash provided (used)by operating
      activities                                     612,288          433,374
Cash flows from investing activities:
     Net (increase) decrease in interest-
            bearing deposits with banks                8,068          922,289
     Purchases of Held-to-maturity securities            0                0
     Purchases of Available-for-sale
            securities                                   0         (2,221,470)
     Proceeds from sales of Available-for-
            sale securities                              0          1,077,301
     Proceeds from maturities of Held-to-
            maturity securities                      354,286          267,802
     Proceeds from maturities of Available-
            for-sale securities                    1,283,713        3,693,048
     Purchases of marketable equity securities           0                0
     Proceeds from sales of marketable equity
            securities                                   0             74,200
     Net (increase) decrease in loans             (5,559,260)      (4,912,067)
     Proceeds from sale of Other real estate owned   273,787          122,637
     Purchases of bank premises & equipment (net)    (22,681)        (198,703)
     Proceeds from sale of other assets                  0             15,000
     Proceeds from sale of furniture and fixtures        706               0
     Purchase of other bank stock                   (152,500)         (20,900)
Net cash provided (used) by investing
            activities                            (3,813,881)      (1,180,863)
Cash flows from financing activities:
     Net increase (decrease) in deposits           2,349,090       (1,178,705)
     Net increase (decrease) in other borrowings   3,797,495           (2,345)
     Cash dividends paid                            (252,000)        (180,000)
Net cash provided (used) by financing activities   5,894,585       (1,361,050)
Net increase (decrease) in cash & cash equivalents 2,692,992       (2,108,539)
Cash & cash equivalents, beginning balance         3,565,173        7,270,802
Cash & cash equivalents, ending balance           $6,258,165       $5,162,263
                                                   =========        =========
Supplemental disclosure of cash flows information
	Cash paid during the year for:
           Interest                               $2,242,291       $2,074,762
           Income taxes                             $105,756          145,886
Supplemental schedule of noncash investing &
      financing activities
      Unrealized gain (loss) on Available-for-sale
           securities net of tax effects              54,261        (718,595)
      Accrued dividends payable                       88,000          76,000
      Loan advanced in partial settlement for sale of
           other real estate                             0            35,000

The accompanying notes are an integral part of these condensed financial statements.
Page 9 of 20 Pages

			FNB FINANCIAL CORPORATION
		NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	JUNE 30, 2000
	(UNAUDITED)
Review of Interim Financial Statements

The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2000 and 1999 have been reviewed by independent certified public accountants. Their report on their review is attached as
Exhibit 99 to this 10-Q filing.

NOTE 1 - BASIS OF PRESENTATION

	The financial information presented at and for the six months ended June 30, 2000 and June 30, 1999 is unaudited. Information presented at December 31, 1999, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.


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

NOTE 4 - FEDERAL INCOME TAXES

	For financial reporting purposes the provision for loan losses charged to operating expense is based on management's judgement, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, certain expenses are charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of these timing differences, deferred taxes were computed after reducing pre-tax accounting income for nontaxable municipal and loan income.
Page 10 of 20 Pages

NOTE 5 - INVESTMENTS

	The activity within the held to maturity and available for sale portfolios for the period January 1, 2000, through
	June 30, 2000, is summarized in Table #1 on page 13.  No
sales were conducted from securities contained within the
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







Page 11 of 20 Pages

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

	Activity in the allowance for loan losses is summarized as follows:

                                                     2000        1999

Allowance for loan losses beginning of the year    $746,067    $731,641
   Loans charged-off during the year:
              Real estate mortgages                   1,000     100,000
              Installment loans                      50,083      18,802
              Commercial & all other                 12,718      31,973
                    Total charge-offs                63,801     150,775
   Recoveries of loans previously charged-off:
              Real estate mortgages                      0          200
              Installment loans                      10,910      12,896
              Commercial & all other                    895       1,077
                    Total recoveries                 11,805      14,173
   Net loans charged-off (recovered)                 51,996     136,602
   Provision for loan losses charged to operations  105,000      66,000
       Allowance for loan losses, June 30          $799,071    $661,039
                                                   =========    ========

The following table shows the principal balance of nonaccrual loans as of June 30, 2000:

Nonaccrual loans                                    $ 307,760.79
                                                      ==========
Interest income that would have been
   accrued at original contract rates                $ 13,443.09
Amount recognized as interest income                    7,293.99
   Foregone revenue                                  $  6,149.10
                                                       =========


NOTE 7 - IMPAIRED LOANS

	As the Bank has undertaken a more rigorous review of loans, their underlying collateral values and ability to repay, management has determined that based upon this review there are presently loans on the Bank's books which may not be paid in full according to contractual terms and may require additional specific provisions to the allowance for loan losses.  As of June 30, 2000, the dollar amount outstanding
on these impaired loans was $1,154,384; the underlying
collateral values for these loans based upon contractual
lending terms was $1,388,991; and the specific amount
allocated for these 	loans in the allowance for loan losses
was $216,010.



Page 12 of 20 Pages

NOTE 8 - OTHER COMMITMENTS

	In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. The bank does not anticipate any losses as a result of these transactions.


NOTE 9 - SUBSEQUENT EVENTS

	At a meeting of the Board of Directors of FNB Financial Corporation, held on July 12, 2000, the Directors of the Corporation approved and adopted an Amendment to the Corporation's Articles of Incorporation. The Amendment
changes the par value per share of Common Stock from $0.63 per share to $0.315 per share and increases the number of
	authorized shares of the Corporation's Common Stock from 6,000,000 shares to 12,000,000 shares, thereby effecting a two-for-one split of the Corporation's Common Stock.
Articles of Amendment containing the amendment to the Articles of Incorporation will be filed with the Commonwealth of Pennsylvania, Department of State, Corporation Bureau.
The Amendment to the Articles of Incorporation and the two-for-one Common Stock split will become effective at 12:01 a.m., prevailing time, on September 1, 2000.

	TABLE #1
	SCHEDULE OF HELD TO MATURITY AND AVAILABLE FOR SALE
	DEBT SECURITY PORTFOLIOS
	TRANSACTION SUMMARY
	FOR THE PERIOD JANUARY 1, 2000 THROUGH JUNE 30, 2000

                            HELD TO        AVAILABLE      TOTAL
                            MATURITY       FOR SALE    INVESTMENT
                            PORTFOLIO      PORTFOLIO    PORTFOLIO

BEGINNING BALANCE 1/1/00   $1,669,712    $29,339,102  $31,008,814

PURCHASES                         0              0            0

PROCEEDS FROM SALES               0              0            0

NET LOSSES/(GAINS)                0              474          474

MATURITIES/CALLS PAYDOWNS/
PREMIUM AMORTIZATION/DISCOUNT
ACCRETION                     354,286      1,283,713    1,637,999
ENDING BALANCE 6/30/00     $1,315,426    $28,054,915  $29,371,289
                            =========     ==========   ==========

Page 13 of 20 Pages

TABLE #2
	SCHEDULE OF UNREALIZED GAINS AND UNREALIZED LOSSES
	WITHIN THE HELD TO MATURITY AND AVAILABLE FOR SALE
	INVESTMENT PORTFOLIOS BY INVESTMENT TYPE
	JUNE 30, 2000

                             HELD TO    HELD TO     HELD TO    HELD TO      AVAILABLE   AVAILABLE   AVAILABLE   AVAILABLE
                             MATURITY   MATURITY    MATURITY   MATURITY     FOR SALE    FOR SALE    FOR SALE    FOR SALE
                              BOOK      MARKET     UNREALIZED UNREALIZED     BOOK       MARKET     UNREALIZED  UNREALIZED
SECURITY PORTFOLIO            VALUE      VALUE         GAIN       LOSS       VALUE       VALUE         GAIN        LOSS
U.S. GOVERNMENT TREASURIES         0          0           0           0          0           0              0            0
U.S. GOVERNMENT TREASURIES         0          0           0           0          0           0              0            0
U.S. GOVERNMENT AGENCIES           0          0           0           0          0           0              0            0
U.S. GOVERNMENT AGENCIES     507,725    407,796           0     (99,929) 17,402,704  16,490,700             0    (912,004)
SBA GUARANTEED LOAN POOL
CERTIFICATES                 162,889    162,921          33           0      240,690     242,681        1,990            0
SBA GUARANTEED LOAN POOL
CERTIFICATES                 569,813    563,195           0       (6,617)    712,427     699,237            0     (13,190)
MORTGAGE-BACKED SECURITIES         0          0           0           0      350,021     353,085        3,064            0
MORTGAGE-BACKED SECURITIES         0          0           0           0      631,927     603,730            0     (28,197)
SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                      75,000     75,209         209           0      649,836     653,260        3,423            0
SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                           0          0           0           0    8,067,309   7,656,354                 (410,955)
MARKETABLE EQUITY SECURITIES       0          0           0           0       98,250     104,300        6,050            0
MARKETABLE EQUITY SECURITIES       0          0           0           0      111,898      79,928          0       (31,970)
FEDERAL RESERVE BANK STOCK,
ATLANTIC CENTRAL BANKERS BANK
STOCK AND FEDERAL HOME LOAN
BANK STOCK                         0          0           0           0      833,700     833,700            0            0
GRAND TOTALS               1,315,426  1,209,121          241    (106,546) 29,098,762  27,716,974       14,527  (1,396,316)
                           =========  =========       ======      ======  ==========  ==========      =======      =======

CLASSIFICATION OF HELD TO MATURITY AND AVAILABLE FOR SALE
SECURITIES
Due to the implementation of FAS 115, management has segregated securities as Held to Maturity, Available for Sale or Trading securities. At the implementation of FAS 115 on January 1, 1994, management determined that no securities were Trading securities; that tax-free municipal with maturity dates less than the year 2000 were classified as Held to maturity securities due to management's intention to hold these securities for tax planning purposes; and that all other securities were classified as Available for Sale securities due to management's intention to hold these securities for liquidity planning purposes. Purchases of tax-free municipals with maturities of 5 years or less made following implementation of FAS 115 are classified as Held to Maturity securities with all other purchase Available for Sale; however, management may decide on a case-by-case basis that a security may be either classified as Held to Maturity or Available for Sale depending upon the reasons for purchase. Held to Maturity classifications are typically used for securities purchased specifically for interest rate management or tax-planning purposes while Available for Sale classifications are typically used for liquidity planning purposes.
Page 14 of 20 Pages

                  FNB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Net income for the first six months of 2000 was $484,385 compared to $425,097 for the same period in 1999 and $325,280 for the same period in 1998. This represents a increase of $59,288 or 13.94% over 1999 and an increase of $159,105 or 48.91% from 1998. Net income on an adjusted per share basis for the first six months of 2000 was $1.21, an increase of $0.15 from the $1.06 per share for the six months ended June 30, 1999, and an increase of $0.40 from the $0.81 per share for the six months ended June 30, 1998. This increase in net income from 1999 is a direct result of an increase in net interest income which increased $234,249 for the first six months in 2000 compared to the first six months in 1999.

Total interest and dividend income for the first six months of 2000 was $4,269,525 compared to $3,778,392 for the first six months of 1999, an increase of $491,133, and compared to $3,777,365 for the six months ended June 30, 1998, representing an increase of $492,160. This increase is a result of an increase in interest income on loans which has increased $647,758 from 1999. Since June 30, 1999, net loans have increased $14,578,702. This increase in loans, our highest yielding interest-earning asset, has increased our interest income for the first six months of 2000.

During the first six months of 2000, interest rates on loans have increased as the Federal Reserve has increased short term interest rates 100 basis points since December 31, 2000. In order to retain and attract deposits, we have increased deposit rates while at the same time borrowing costs of loans at the Federal Home Loan Bank of Pittsburgh utilized to fund loan demand have also increased. The combination of the increase in loan balances and in loan interest rates has resulted in an increase in our net interest income and an increase in our net interest margin. We anticipate the increase in interest rates on loans and the increase of deposit rates will result in a slight improvement of our net interest margin during the next few earning periods over the net interest margin in 1999.

Interest expense for the six months ended June 30, 2000, was $2,273,958, an increase of $256,884 from the $2,017,074 for the same period in 1999, and an increase of $272,437 from the $2,001,521 incurred for the same period in 1998. This increase is due to an increase in the balance of other borrowed funds. Total other borrowed funds increased $9,996,072 since June 30, 2000. Interest expense on deposits was $2,004,659 as of June 30, 2000, a decrease of $6,844 from the $2,011,503 incurred for the same period in 1999 while interest expense on other borrowed money was $269,299 for the period ended June 30, 2000, an increase of $263,728 over the $5,571 incurred for the same period in 1999.

Page 15 of 20 Pages

The tax-adjusted net interest margin has increased 14 basis points to 3.80% for the first six months of 2000 from that of the first six months of 1999 which was 3.66%. This increase was the result of an increase in the yield on earning assets which occurred during the latter part of 1999 and continued into 2000. The tax-equivalent yield on earning assets for the first six months of 2000 increased .30% to 7.88% from 7.58% for the same period in 1999 while the cost of interest-bearing liabilities increased .19% to 4.71% from 4.52% for the same period in 1999. The increased yield on earning assets is due to adjustable rate loans increasing to higher interest rates and new loans having higher interest rates. The increased cost of interest-bearing liabilities is due mainly to the our use of borrowed funds. The cost of deposits increased only slightly from 4.52% as of June 30, 1999, to 4.59% as of June 30, 2000. The cost of borrowings during the six months was 5.91% with average borrowings during the quarter of $9,115,088. We anticipate net interest margin throughout the year to improve slightly. Recent increases in interest rates on adjustable rate loans and securities will be offset by maturing lower cost time deposits repriced to higher yielding deposits. Through the retention of savings and NOW account deposit interest rates at their present levels, we will strive to maintain and improve the net interest margin.

Total noninterest income for the first six months of 2000
increased $9,428 from the same period in 1999.   Service charges
on deposit accounts increased $30,352 from 1999, the result of increased insufficient fund charges and minimum balance charges. Other Service Charges increased $10,946 while other income increased $19,085 due mainly to an increase in the cash value of life insurance. These increases in other income were offset by a decrease in net security gains in the amount of $50,149 due to security gains taken in 1999.

Operating expenses for the period ended June 30, 2000, were $1,588,203, a $127,868 increase from the operating expenses incurred for the same period in 1999 of $1,460,335. This increase is the result of a $77,649 increase in wages and benefits; a $9,634 increase in occupancy expenses; and a $17,734 increase in advertising and promotional expenses.

Our income tax provision for the first six months of 2000 was $122,750 as compared to $97,229 for the first six months of 1999.
 We continue to operate with a marginal tax rate of 34%, during the first quarter of 2000. The effective income tax rate for the first six months of 2000 was 20.22%, a 1.61% increase compared to 18.61% for the first six months of 1999.

Total assets as of June 30, 1999, were $124,441,278, an increase of $6,512,095 from the period ending December 31, 1999, representing an increase of 5.52%. This increase in total assets


Page 16 of 20 Pages

was a result of increased lending activity. Net loans as of June 30, 2000, were $81,360,951 compared to $76,137,080 as of December
31, 1999, an increase of $5,223,871 or 6.86%, a result of
commercial loan settlements. To fund this increase in assets, total deposits increased $2,349,090 to $101,679,026 as of June 30, 2000, from $99,329,936 as of December 31, 1999. Additional funding was provided by increases in borrowed funds of $3,797,495 from $6,364,996 as of December 31, 1999, to $10,162,491 as of June
30, 2000. The allowance for loan losses at the end of the six months was $799,071 compared to $746,067 at year end 1999 and is considered adequate, in our opinion, to absorb possible losses on existing loans. The provision for loan losses for the first six months of 2000 was $105,000 compared to $66,000 for the first six months of 1999 and $291,114 for the same period in 1998. This increase from the 1999 provision is a result of increased commercial loan activity.

Total equity as of June 30, 2000, was $11,570,821, 9.30% of total assets, as compared to $11,200,737, 9.50% of total assets as of December 31, 1999. This ratio decrease is a result of total asset increase of $6,512,095 or 5.52% while equity accounts increased $370,084 or 3.30%.

We have risk-based capital ratios exceeding regulatory requirements. Risk-based capital guidelines require a minimum ratio of 8.0%. At June 30, 2000, the risk-based capital ratio of the Corporation was 15.91% while at December 31, 1999, the risk-based capital ratio was 16.43%. The following table presents our risk-based capital ratios:

                                            June 30,    Regulatory
                                             2000        Minimum

Leverage Ratio                                9.17%       4.00%
Risk-based capital ratios:
    Tier I (core capital)                    14.87%       4.00%
    Total Capital
    (Tier I and Tier II Capital)             15.91%       8.00%













Page 17 of 20 Pages




















	PART II - OTHER INFORMATION

































 Page 18 of 20 Pages



	PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

		None

Item 2 - Changes in Securities

		None

Item 3 - Defaults Upon Senior Securities

		Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

		None

Item 5 - Other Information

	At a meeting of the Board of Directors of FNB Financial Corporation, held on July 12, 2000, the Directors of the Corporation approved and adopted an Amendment to the Corporation's Articles of Incorporation. The Amendment
changes the par value per share of Common Stock from $0.63 per share to $0.315 per share and increases the number of
	authorized shares of the Corporation's Common Stock from 6,000,000 shares to 12,000,000 shares, thereby effecting a two-for-one split of the Corporation's Common Stock.
Articles of Amendment containing the amendment to the Articles of Incorporation will be filed with the Commonwealth of Pennsylvania, Department of State, Corporation Bureau.
The Amendment to the Articles of Incorporation and the two-for-one Common Stock split will become effective at 12:01 a.m., prevailing time, on September 1, 2000.

Item 6 - Index to Exhibits and Reports on Form 8-K

		a.  Exhibits:

Exhibit Number Referred to
Item 601 of Regulation S-K             Description of Exhibit

27 Financial Data Schedule
          99                           Report of Independent
                                       Accountant's on Interim
                                       Financial Statements

		b.  Reports on Form 8-K  - None


Page 19 of 20 Page


	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




						/s/John C. Duffey
						(John C. Duffey, President
						 and Director of the Company and
						 President of the Bank)
						(Duly Authorized Officer)



Date July 28, 2000       	/s/Daniel E. Waltz
						(Daniel E. Waltz, Treasurer
						 and Director of the Company and
						 Senior Vice President/CFO of
						 the Bank)
						(Principal Financial &
						 Accounting Officer)




























Page 20 of 20 Pages

			EX-27
		ARTICLE 9 FDS FOR 10-Q
			9
		1,000
				6-MOS
					DEC-31-2000
						JUN-30-2000
						6,258
				715
					0
					0
			26,699
				1,315
				1,209
							81,361
						799
						124,441
						101,679
						10,001
					1,029
						161
						252
				0
						0
						11,319
		124,441
					3,343
					905
					22
					4,270
					2,005
					2,274
				1,996
						105
					0
					1,588
					607
		607
					0
							0
						484
						1.21
						1.21
						3.80
						308
						76
					0
					1,154
					746
						64
						12
					799
				799
					0
				0

                                                 Exhibit 99

INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors
FNB Financial Corporation
McConnellsburg, Pennsylvania

	We have reviewed the accompanying consolidated balance sheet of FNB Financial Corporation and Subsidiary as of June 30, 2000 and the related consolidated statements of income for the three and six month periods ended June 30, 2000 and 1999 and consolidated statements of comprehensive income for the six month periods ended June 30, 2000 and 1999 and consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the corporation's management.

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




Chambersburg, Pennsylvania
August 4, 2000