Form 10-Q/A
period 2000-06-30
FNB FINANCIAL CORP /PA/
filed 2000-08-11
CIK 820222

FORM 10-Q/A

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










































Page 2 of 20 Pages





	FNB FINANCIAL CORPORATION

	INDEX

This 10-Q/A is being filed to restate the condensed consolidated statement of income for the three months ended June 30, 2000 for a transposition error in reporting net interest income.


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
                                              ==========     ==========

*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed financial statements.
Page 5 of 20 Pages

	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

	CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30, 2000 and 1999
	(UNAUDITED)

                                                     2000       1999

Interest & Dividend Income

Interest & fees on loans                         $1,711,647  $1,376,289
       Interest on investment securities:
              U.S. Treasury Securities                  0           0
              Obligations of other U.S.
                  Government Agencies               327,387     344,105
              Obligations of State & Political
                  Subdivisions                      107,025     121,150
       Interest on deposits with banks               11,519      16,463
       Dividends on Equity Securities                15,077       7,128
       Interest on federal funds sold                   0        30,664
              Total Interest & Dividend Income    2,172,655   1,895,799

Interest Expense

     Interest on deposits                         1,018,012     993,963
     Interest on Other borrowed money               141,021       2,776
              Total Interest Expense              1,159,033     996,739
              Net interest income                 1,013,622     899,060
       Provision for loan losses                     45,000      36,000
              Net interest income after
              Provision for loan losses             968,622     863,060

Other income

       Service charges on deposit accounts           38,687      27,603
       Other service charges, collection &
              exchange charges, commissions
              and fees                               76,956      66,705
       Other income                                  37,347      32,051
       Net gain/(loss) on sale of other real estate (19,983)        0
       Net Securities gains/(losses)                   (474)     53,366
              Total other income                    132,533     179,725
Other expenses                                      793,522     750,953
       Income before income taxes                   307,633     291,832
       Applicable income taxes                       65,356      56,192
  Net income                                       $242,277    $235,640
                                                    =======     =======
Earnings per share of Common Stock:
       Net income per share                           $0.61       $0.59

Cash dividend declared per share                      $0.22       $0.19

Weighted average number of shares outstanding       400,000     400,000

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