Form 10-Q
period 2000-09-30
FNB FINANCIAL CORP /PA/
filed 2000-11-13
CIK 820222

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549-1004

	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2000

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

	YES X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class              Outstanding at September 30, 2000
(Common stock, $0.315 par value)		800,000



	FNB FINANCIAL CORPORATION

	INDEX

                                                              Page
PART I  -  FINANCIAL INFORMATION

	Condensed consolidated balance sheets -
	  September 30, 2000 and December 31, 1999                 5

	Condensed consolidated statements of income -
	  Three months ended September 30, 2000 and 1999           6

	Condensed consolidated statements of income -
	  Nine months ended September 30, 2000 and 1999             7

	Condensed consolidated statements of comprehensive
	  income                                    -
	  Nine months ended September 30, 2000 and 1999            8

	Condensed consolidated statements of cash flows -
	  Nine months ended September 30, 2000 and 1999            9

	Notes to condensed consolidated financial
	  statements                                            10-12

	Table #1 - Schedule of held to maturity and
	  available for sale investment activity for the
	  period January 1, 2000 through September 30, 2000       13

	Table #2 - Schedule of gross unrealized gains and
	  unrealized losses within the held to maturity and
	  available for sale investment portfolios by
	  investment type                                         14

	Management's discussion and analysis of financial
	  condition and results of operations                   15-17


PART II -  OTHER INFORMATION                                    19

	Signatures                                                20

	Exhibits			                                   21-24























	PART I - FINANCIAL INFORMATION































	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
	CONDENSED CONSOLIDATED BALANCE SHEET

                                            September 30,  December 31,
                                                2000           1999
ASSETS:                                      (unaudited)    (audited*)
Cash and Due from banks                      $ 3,774,275    $ 3,565,173
Interest-bearing deposits with banks             779,837        723,094
Marketable Debt Securities
       Held-to-maturity (Market value - 2000:
       $1,194,411 and 1999: $1,556,865)        1,312,093      1,669,712
       Available-for-sale                     26,629,878     27,886,136
Marketable Equity Securities available for sale       185,230        199,112
Federal Reserve, Atlantic Central Banker's Bank
   and Federal Home Loan Bank Stock              833,700        681,200
Federal Funds Sold                                86,000          0
Loans, net of unearned discount &
       Allowance for loan losses              81,912,928     76,137,080
Bank buildings, equipment, furniture &
       fixtures, net                           3,084,734      3,119,101
Accrued interest receivable                      821,491        687,259
Deferred income tax charges                      570,415        676,502
Other real estate owned                          124,803        165,603
Intangible Assets                                149,216        161,491
Cash surrender value of life insurance         2,185,201      2,107,104
Other assets                                     205,752        150,616
    Total Assets                            $122,655,553   $117,929,183
                                              ==========     ==========
LIABILITIES :
Deposits:
   Demand deposits                           $12,303,365    $10,959,096
   Savings deposits                           28,983,808     27,567,017
   Time certificates                          62,019,660     60,509,040
   Other time deposits                           744,126        294,783
      Total deposits                        $104,050,959   $ 99,329,936
Accrued interest payable & other liabilities   1,127,697        861,514
Liability for other borrowed money             5,410,206      6,364,996
Deferred income taxes                                0              0
Accrued dividends payable                         96,000        172,000
    Total Liabilities                       $110,684,862   $106,728,446
STOCKHOLDERS' EQUITY:
Capital stock, Common, par value $0.315; 12,000,000
  shares authorized; 800,000 outstanding	$   252,000    $   252,000
Additional paid-in capital                     1,789,833      1,789,833
Retained earnings                             10,607,054     10,125,145
Net unrealized gain/(loss) on Available-for-sale
   securities, net of tax effects               (678,196)      (966,241)
    Total Stockholders' Equity               $11,970,691    $11,200,737
    Total Liabilities & Stockholders' Equity$122,655,553   $117,929,183
                                              ==========     ==========

*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed financial statements.

	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended September 30, 2000 and 1999
	(UNAUDITED)

                                                     2000       1999
Interest & Dividend Income
Interest & fees on loans                         $1,791,648  $1,484,161
       Interest on investment securities:
              U.S. Treasury Securities                  0           0
              Obligations of other U.S.
                  Government Agencies               324,261     334,357
              Obligations of State & Political
                  Subdivisions                      103,049     118,438
       Interest on deposits with banks               16,380      13,453
       Dividends on Equity Securities                16,166       7,645
       Interest on federal funds sold                 3,445       6,901
              Total Interest & Dividend Income    2,254,949   1,964,955

Interest Expense

       Interest on deposits                       1,102,784   1,008,512
       Interest on Other borrowed money              99,638      23,033
              Total interest expense              1,202,422   1,031,545
                 Net interest income              1,052,527     933,410
       Provision for loan losses                     45,000      30,000
              Net interest income after
              Provision for loan losses           1,007,527     903,410
Other income

       Service charges on deposit accounts           52,100      35,384
       Other service charges, collection &
              exchange charges, commissions
              and fees                               55,241      60,534
       Other income                                  37,743      32,051
       Net Securities gains/(losses)                    0           0
              Total other income                    145,084     127,969

Other expenses                                      821,818     756,281
       Income before income taxes                   330,793     275,098
       Applicable income taxes                       69,018      42,435
  Net income                                       $261,775    $232,663
                                                    =======     =======
Earnings per share of Common Stock:
       Net income per share*                          $0.33       $0.29

Cash dividend declared per share*                     $0.12       $0.10
Weighted average number of shares outstanding       800,000     800,000

* Per share data has been adjusted to reflect a 2 for 1 stock split effective September 1, 2000, which resulted in 800,000 common shares outstanding.

The accompanying notes are an integral part of these condensed financial statements.

	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Nine Months Ended September 30, 2000 and 1999
	(UNAUDITED)

                                                    2000        1999
Interest & Dividend Income
       Interest & fees on loans                  $5,134,593  $4,179,348
       Interest on investment securities:
              U.S. Treasury Securities                  0         1,585
              Obligations of other U.S.
                Government Agencies                 981,217   1,032,983
              Obligations of State & Political
                Subdivisions                        321,828     368,364
       Interest on deposits with banks               37,940      58,001
       Dividends on Equity Securities                45,451      22,936
       Interest on federal funds sold                 3,445      80,130
              Total Interest & Dividend Income    6,524,474   5,743,347

Interest Expense
       Interest on deposits                       3,107,443   3,020,015
       Interest on other borrowed money             368,937      28,604
              Total Interest Expense              3,476,380   3,048,619
              Net interest income                 3,048,094   2,694,728
       Provision for loan losses                    150,000      96,000
              Net interest income after
                Provision for loan losses         2,898,094   2,598,728

Other income
       Service charges on deposit accounts          132,995      85,927
       Other service charges, collection &
             exchange charges, commissions
             and fees                               196,167     190,514
       Other income                                 121,167      97,196
       Net Securities gains/(losses)                   (474)     49,675
              Total other income                    449,855     423,312

Other expenses                                    2,410,021   2,224,616
       Income before income taxes                   937,928     797,424
       Applicable income taxes                      191,768     139,664

       Net income                                  $746,160    $657,760
                                                    =======     =======
Earnings per share of Common Stock:
       Net income per share                           $0.93       $0.82

Cash dividend declared per share                      $0.33       $0.285

Weighted average number of shares outstanding       800,000     800,000
* Per share data has been adjusted to reflect a 2 for 1 stock split effective September 1, 2000, which resulted in 800,000 common shares outstanding.

The accompanying notes are an integral part of these condensed financial statements.

	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

	CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Nine Months Ended September 30, 2000 and 1999
	(UNAUDITED)

                                                   2000         1999

Net Income                                       $746,160      $657,760
Other Comprehensive income, net of tax
    Unrealized holding gains/(losses) for period  288,045      (910,811)
Comprehensive Income                           $1,034,205     $(253,051)
                                                  =======       =======

The accompanying notes are an integral part of these condensed financial statements.


	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2000 and 1999

                                                          (UNAUDITED)                           2000
1999
Cash flows from operating activities:
      Net income	$ 746,160       $  657,760
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation & amortization	208,219          205,446
            Provision for loan losses                	150,000           96,000
            Net (gain)/loss on sales of investments      	474          (49,675)
            Loss on Disposal of Other Assets (Net)      	(865)           4,346
            Loss on Disposal of Other Real Estate (Net)  	805            3,106
            (Increase) decrease in deferred taxes    	(47,522)         (16,312)
            (Increase) decrease in accrued interest receivable                   	(134,232)             (15)
             Increase in cash value of life insurance	(78,097)         (61,196)
             Increase (decrease) in accrued interest payable and other liabilities	266,183          107,024
             Other (net)                             	(54,170)         (69,468)
Net cash provided (used)by operating activities    	1,056,955          877,016
Cash flows from investing activities:
     Net (increase) decrease in interest-bearing deposits with banks            	  (56,743)       1,112,145
     Purchases of Held-to-maturity securities	0                0
     Purchases of Available-for-sale securities	0         (2,221,470)
     Proceeds from sales of Available-for-sale securities                              	0          1,077,301
     Proceeds from maturities of Held-to-maturity securities                      	357,619          479,984
     Proceeds from maturities of Available-for-sale securities                    	1,706,098        3,945,924
     Purchases of marketable equity securities	           0            (53,250)
     Proceeds from sales of marketable equity securities                                   	0             74,200
     Net (increase) decrease in loans             	(6,156,237)     (10,173,147)
     Proceeds from sale of Other real estate owned                             	273,937          153,997
     Purchases of bank premises & equipment (net)	(160,966)        (222,135)
     Purchase of life insurance	0                0
     Purchase of other bank stock	(152,500)         (20,900)
     Proceeds from sale of other assets & equipment	    706           15,654
Net cash provided (used) by investing activities	(4,188,086)      (5,831,697)
Cash flows from financing activities:
     Net increase (decrease) in deposits           	4,721,023         (738,922)
     Net increase (decrease) in other borrowings    	(954,790)       1,667,453
     Cash dividends paid                            	(340,000)        (256,000)
Net cash provided (used) by financing activities   	3,426,233          672,531
Net increase (decrease) in cash & cash equivalents	295,102       (4,282,150)
Cash & cash equivalents, beginning balance         	3,565,173        7,270,802
Cash & cash equivalents, ending balance           	$3,860,275       $2,988,652
Supplemental disclosure of cash flows information
   Cash paid during the year for:
           Interest                               	$3,236,819       $2,969,592
           Income taxes                              	161,206          200,866
Supplemental schedule of noncash investing & financing activities
      Unrealized gain (loss) on Available-for-sale securities net of tax effects  	290,045        (910,811)
      Accrued dividends payable                       	96,000          80,000
      Other real estate and property acquired in settlement of loans	0               0
      Loan advanced for sale of other real estate        	0            35,000

The accompanying notes are an integral part of these condensed financial statements.

			FNB FINANCIAL CORPORATION
		NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	SEPTEMBER 30, 2000
	(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

	The financial information presented at and for the nine months ended September 30, 2000, is reviewed and for
September 30, 1999, is unaudited. Information presented at December 31, 1999, is condensed from audited year-end
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

NOTE 5 - INVESTMENTS

	The activity within the held to maturity and available for sale portfolios for the period January 1, 2000, through
	September 30, 2000, is summarized in Table #1 on page 13. No sales were conducted from securities contained within the
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

	In regard to Collateralized Mortgage Obligations (CMOs), the Bank presently has none of these types of investments in its portfolio.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

	Activity in the allowance for loan losses is summarized as follows:

                                                     2000        1999

Allowance for loan losses beginning of the year    $746,067    $731,641
   Loans charged-off during the year:
              Real estate mortgages                   1,000     100,000
              Installment loans                      69,925      27,112
              Commercial & all other                 24,395      31,973
                    Total charge-offs                95,320     159,085
   Recoveries of loans previously charged-off:
              Real estate mortgages                     0           200
              Installment loans                      21,794      20,043
              Commercial & all other                  1,360       1,517
                    Total recoveries                 23,154      21,760
   Net loans charged-off (recovered)                 72,166     137,325
   Provision for loan losses charged to operations  150,000      96,000
       Allowance for loan losses, September 30     $823,901    $690,316
                                                   =========    ========


The following table shows the principal balance of nonaccrual loans as of September 30, 2000:

Nonaccrual loans                                    $ 306,912.98
                                                      ==========
Interest income that would have been
   accrued at original contract rates                $ 20,926.04
Amount recognized as interest income                    9,496.76
   Foregone revenue                                  $ 11,429.28
                                                       =========

NOTE 7 - IMPAIRED LOANS

	As the Bank has undertaken a more rigorous review of loans, their underlying collateral values and ability to repay, management has determined that based upon this review there are presently loans on the Bank's books which may not be paid in full according to contractual terms and may require additional specific provisions to the allowance for loan losses. As of September 20, 2000, the dollar amount outstanding on these impaired loans was $1,376,737; the underlying collateral values for these loans based upon contractual lending terms was approximately $1,371,476;
	and the specific amount allocated for these loans in the allowance for loan losses was $150,000.

NOTE 8 - OTHER COMMITMENTS

	In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. The bank does not anticipate any losses as a result of these transactions.

NOTE 9 - STOCK SPLIT

	At a meeting of the Board of Directors of FNB Financial Corporation, held on July 12, 2000, the Directors of the Corporation approved and adopted an Amendment to the Corporation's Articles of incorporation. The amendment changes the par value per share of Common Stock from $0.63
per share to $0.315 per share and increases the number of
	authorized shares of the Corporation's Common Stock from 6,000,000 shares to 12,000,000 shares, thereby effecting a two-for-one split of the Corporation's Common Stock.
Articles of Amendment containing the amendment to the
Articles of Incorporation were filed with and approved by the Commonwealth of Pennsylvania, Department of State,
Corporation Bureau.  The 	Amendment to the Articles of
Incorporation and the two-for-one Common Stock Split became
effective at 12:01 a.m. prevailing 	time on September 1,
2000.

	TABLE #1
	SCHEDULE OF HELD TO MATURITY AND AVAILABLE FOR SALE
	DEBT SECURITY PORTFOLIOS
	TRANSACTION SUMMARY
	FOR THE PERIOD JANUARY 1, 2000 THROUGH SEPTEMBER 30, 2000

                            HELD TO        AVAILABLE      TOTAL
                            MATURITY       FOR SALE    INVESTMENT
                            PORTFOLIO      PORTFOLIO    PORTFOLIO

BEGINNING BALANCE 1/1/00   $1,669,712    $29,339,102  $31,008,814

PURCHASES                         0              0            0

PROCEEDS FROM SALES               0              0            0

NET LOSSES/(GAINS)                0              474          474

MATURITIES/CALLS PAYDOWNS/
PREMIUM AMORTIZATION/DISCOUNT
ACCRETION                     357,619      1,706,098    2,063,717

ENDING BALANCE 9/30/00     $1,312,093    $27,632,530  $28,944,623
                            =========     ==========   ==========





























	TABLE #2
	SCHEDULE OF UNREALIZED GAINS AND UNREALIZED LOSSES
	WITHIN THE HELD TO MATURITY AND AVAILABLE FOR SALE
	INVESTMENT PORTFOLIOS BY INVESTMENT TYPE
	SEPTEMBER 30, 2000

                             HELD TO    HELD TO     HELD TO    HELD TO      AVAILABLE   AVAILABLE   AVAILABLE   AVAILABLE
                             MATURITY   MATURITY    MATURITY   MATURITY     FOR SALE    FOR SALE    FOR SALE    FOR SALE
                              BOOK      MARKET     UNREALIZED UNREALIZED     BOOK       MARKET     UNREALIZED  UNREALIZED
SECURITY PORTFOLIO            VALUE      VALUE         GAIN       LOSS       VALUE       VALUE         GAIN        LOSS
U.S. GOVERNMENT TREASURIES         0          0           0           0          0           0              0            0
U.S. GOVERNMENT TREASURIES         0          0           0           0          0           0              0            0
U.S. GOVERNMENT AGENCIES           0          0           0           0          0           0              0            0
U.S. GOVERNMENT AGENCIES     516,651    404,805           0    (111,846)  17,321,447  16,597,807          0     (723,640)
SBA GUARANTEED LOAN POOL
CERTIFICATES                 203,283    204,449       1,166           0      189,508     190,649        1,141            0
SBA GUARANTEED LOAN POOL
CERTIFICATES                 517,159    509,947           0       (7,212)    666,456     661,088           0       (5,368)
MORTGAGE-BACKED SECURITIES         0          0           0           0      373,127     378,008        4,881            0
MORTGAGE-BACKED SECURITIES         0          0           0           0      557,418     538,296           0      (19,122)
SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                      75,000     75,210         210           0    1,363,069   1,368,465        5,395            0
SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                           0          0           0           0    7,161,503   6,895,564           0     (265,939)
MARKETABLE EQUITY SECURITIES       0          0           0           0       71,002      77,640        6,638            0
MARKETABLE EQUITY SECURITIES       0          0           0           0      139,146     107,590           0      (31,556)
FEDERAL RESERVE BANK STOCK,
ATLANTIC CENTRAL BANKERS BANK
STOCK AND FEDERAL HOME LOAN
BANK STOCK                         0          0           0           0      833,700     833,700            0            0
GRAND TOTALS               1,312,093  1,194,411        1,376    (119,058) 28,676,378  27,648,808      18,055   (1,045,625)
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

                  FNB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Net income for the first nine months of 1999 was $746,160 compared to $657,760 for the same period in 1999 and compared to $574,163 for the same period in 1998. This represents an increase of $88,400 or 13.44% over 1999 and an increase of $171,997 or 29.96%
from 1998. Net income on an adjusted per share basis for the first nine months of 2000 reflecting the two-for-1 stock split which became effective September 1, 2000, and resulted in 800,000 common shares outstanding was $0.94 an increase of $0.12 from the $0.82 per share for the same period in 1999 and an increase of $0.22 from the $0.72 per share for the nine months ended September 30, 1998.

Total interest and dividend income for the first nine months of 1999 was $6,524,474 compared to $5,743,347 in 1999 and compared to $5,741,512 for the nine months ended September 30, 1998. This represents an increase of $781,127 from 1999 and $782,962 from 1998. This significant increase is a result of an increase in interest income on loans which has increased $955,245 from 1999. Since September 30, 1999, net loans have increased $9,900,200. This increase in loans, our highest yielding interest-earning asset, combined with the increase in short-term interest rates of 1.25% since September 30, 1999, has increased our interest income for the first nine months of 2000.

During the first nine months of 2000, interest rates on loans have increased as the Federal Reserve has increased short term interest rates 100 basis points since December 31, 2000. In order to retain and attract deposits, we have increased deposit rates while at the same time borrowing costs of loans at the Federal Home Loan Bank of Pittsburgh utilized to fund loan demand have also increased. The combination of the increase in loan balances and in loan interest rates has resulted in an increase in our net interest income and an increase in our net interest margin. We anticipate the increase in interest rates on loans and the increase of deposit rates will result in a slight improvement of our net interest margin during the next few earning periods over the net interest margin in 1999.

Interest expense for the nine months ended September 30, 1999, was $3,476,380, an increase of $427,761 over the $3,048,619 incurred for the same period in 1999, and an increase of $418,409 from the $3,057,971 incurred for the same period in 1998. This increase is due primarily to an increase in the balance of other borrowed funds. Total other borrowed funds increased $3,573,989 since September 30, 1999. Interest expense on deposits was $3,107,443 as of September 30, 2000, an increase of $87,428 from the $3,020,015 incurred for the same period in 1999 while interest expense on other borrowed money was $368,937 for the period ended September 30, 2000, an increase of $340,333 over the $28,604 incurred for the same period in 1999.

The tax-adjusted net interest margin has increased 10 basis points to 3.84% for the first nine months of 2000 from that of the first nine months of 1999 which was 3.74%. This increase was the result of an increase in the yield on earning assets which occurred during the latter part of 1999 and continued into 2000. The tax-equivalent yield on earning assets for the first nine months of 2000 increased 35 basis points from 7.63% in 1999 to 7.98% in 2000. The cost of interest-bearing liabilities increased 26 basis points to 4.79% in 2000 compared to 4.53% in 1999. The increased yield on earning assets is due to adjustable rate loans increasing to higher interest rates and new loans having higher interest rates. The cost of deposits increased 16 basis points from 4.51% in 1999 to 4.67% in 2000. We anticipate net interest margin to improve slightly throughout the remainder of the year. Increases in interest rates on adjustable rate loans and securities will be offset by maturing lower cost time deposits repriced to higher yielding deposits. Through the retention of savings and NOW account deposit interest rates at their present levels, we will strive to maintain and improve our net interest margin.

Total noninterest income for the first nine months of 2000 increased $26,543 from the same period in 1999. Service charges on deposits accounts increased $47,068 from 1999, the result of increased insufficient fund charges and minimum balance charges. Other Service Charges increased $5,653 while other income increased $23,971 due mainly to an increase in the cash value of life insurance. This increase in other income were offset by a decrease in net security gains in the amount of $50,149 due to security gains taken in 1999.

Operating expenses for the period ended September 30, 2000, were $2,410,021, a $185,405 increase from the operating expenses incurred for the same period in 2000 of $2,224,616. This increase is mainly the result of a $104,975 increase in wages and benefits; a $13,317 increase in occupancy expenses; and a $27,106 increase in advertising and promotional expenses.

Our income tax provision for the first nine months of 2000 was $191,768 as compared to $139,664 for the first nine months of 1999. This increase in the tax provision in the amount of $52,104 is the direct result of the increase in taxable income in relation to tax free income. We continue to operate with a marginal tax rate of 34%. The effective income tax rate for the first nine months of 2000 was 20.45%, an increase of 2.94% from the effective tax rate for the first nine months of 1999 of 17.51%.

Total assets as of September 30, 2000, were $122,655,553 an increase of $4,726,370 over the period ending December 31, 1999, representing an increase of 4.0%. Funding this increase in assets was an increase in deposits of $4,721,023 or 4.75%. This increase in deposits is attributable to the movement of a local municipality deposit to our Money Market accounts and an increase in our commercial account relationships. The increase in total assets was the result of increased lending activity. Net loans as of September 30, 2000, were $81,912,928 compared to $76,137,080 as of December 30, 1999. As a result of increased deposit activity, other borrowed fund decreased $954,790 to $5,410,206 as of September 30, 2000. The allowance for loan losses at the end of the nine months ended September 30, 2000, was $823,901 compared to $746,067 at year end 1999 and is considered adequate, in our opinion, to absorb possible losses on existing loans. The provision for loan losses for the first nine months of 2000 was $150,000 compared to $96,000 for the first nine months of 2000. This increase from the 1999 provision is a result of increased commercial loan activity.

Total equity as of September 30, 2000, was $11,970,691, 9.76% of total assets as compared to $11,200,737, 9.50% of total assets as of December 31, 1999. This ratio increase is a result of a decrease in the equity adjustment for the net unrealized loss on Available for sale securities net of taxes which decreased $288,045 since December 31, 1999.

The Corporation has risk-based capital ratios exceeding regulatory requirements. Risk-based capital guidelines require a minimum ratio of 8.0%. At September 30, 2000, the risk-based capital ratio of the Corporation was 16.66% while at December 31, 1999, the risk-based capital ratio was 16.43%. The following table presents the risk-based capital ratios for the Corporation:



                                         September 30,  Regulatory
                                              2000       Minimum

Leverage Ratio                                9.63%       4.00%
Risk-based capital ratios:
    Tier I (core capital)                    15.58%       4.00%
    Total Capital
    (Tier I and Tier II Capital)             16.66%       8.00%










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

3 Amendment to Articles of
						Incorporation
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




						/s/John C. Duffey
						(John C. Duffey, President
						 and Director of the Company and
						 President of the Bank)
						(Duly Authorized Officer)



Date November 8, 2000     	/s/Daniel E. Waltz
						(Daniel E. Waltz, Treasurer
						 and Director of the Company and
						 Senior Vice President/CFO of
						 the Bank)
						(Principal Financial &
						 Accounting Officer)

EX-27
ARTICLE 9 FDS FOR 10-Q
9
1,000
9-MOS
DEC-31-2000
SEP-30-2000
3,774
780
86
0
26,630
1,312
1,194
82,737
824
122,656
104,051
0
1,224
5,410
252
0
0
11,719
122,656
5,135
1,348
41
6,524
3,107
3,476
3,048
150
0
2,410
938
938
0
0
746
0.93
0.93
3.84
307
99
0

0
746
95
23
824
824
0
0

								EXHIBIT 3

	COMMONWEALTH OF PENNSYLVANIA
	DEPARTMENT OF STATE
	CORPORATION BUREAU


	ARTICLES OF AMENDMENT - DOMESTIC BUSINESS CORPORATION


	In compliance with the requirement of 15 Pa.C.S. Section 1915
(relating to Articles of Amendment), the undersigned business corporation, desiring to amend its Articles, does hereby certify and state that:

1.  	The Name of the Corporation is:	FNB Financial Corporation

2.  	The Address, including street and number, of its Registered
	Office in this Commonwealth is:  (The Department of State is
	Hereby authorized to correct the following statement to
	conform to the records of the Department):

			101 Lincoln Way West
			McConnellsburg, PA  17233

3.  	The Statute by or under which the Corporation was
Incorporated is:

	Business Corporation Law of 1933, Act of May 5, 1993, P.L.
	364, No. 106, as amended.

4.  	The Date of its Incorporation is:	June 22, 1987

5.  	The Manner in which the Amendment was Adopted by the
	Corporation is:

	The amendment was duly adopted by the Board of Directors of the Corporation pursuant to Section 1914(c)(3)(ii) of the Business Corporation Law of 1988, as amended, at a meeting of the Board of Directors duly called, convened and conducted on July 12, 2000.


6.  	The Amendment adopted by the Corporation, set forth in full
	is:

Article 4 of the Amended Articles of Incorporation of FNB
Financial Corporation are amended and restated to read in full and in its entirety as follows:

	4.  	"The aggregate number of shares which the Corporation
		shall have authority to issues is Twelve Million
		(12,000,000) shares of Common Stock of the par value of
		Thirty-One and One-Half Cents ($0.315) per share (the
		"Common Stock")."

7.  	The Amendment shall be effective at 12:01 a.m., prevailing
	time, September 1, 2000.

IN TESTIMONY WHEREOF, the undersigned Corporation has caused these Articles of Amendment to be signed by a duly authorized officer thereof and its corporate seal, duly attested by another such officer, to be hereunto affixed this 21st day of July 2000.


						FNB FINANCIAL CORPORATION


Attest:



/s/ Daniel E. Waltz                By:  /s/ John C. Duffey
Daniel E. Waltz, Secretary		John C. Duffey, President




(CORPORATE SEAL)

EXHIBIT 99
INDEPENDENT ACCOUNTANT'S REPORT




Board of Directors
FNB Financial Corporation
McConnellsburg, Pennsylvania


	We have reviewed the accompanying consolidated balance sheet of FNB Financial Corporation and Subsidiary as of September 30,
2000 and the related consolidated statements of income for the three month periods ended September 30, 2000 and 1999 and consolidated statements of comprehensive income for the nine months ended September 30, 2000 and 1999 and consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of the corporation's management.

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



Chambersburg, Pennsylvania
November 8, 2000











