Form 10-K
period 2000-12-31
FNB FINANCIAL CORP /PA/
filed 2001-03-16
CIK 820222

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549-1004
	FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [No Fee required]
For the transition period from _______ to _______.

Commission file number 33-66014

                            FNB FINANCIAL CORPORATION

	(Exact name of registrant as specified in its charter)

       COMMONWEALTH  OF PENNSYLVANIA                 23-2466821
     (State or other jurisdiction of incorporation (I.R.S.
Employer
  or organization)                            Identification No.)

  101 Lincoln Way West, McConnellsburg, PA                  17233
     (Address of principal executive offices)       	     (Zip
Code)

Registrant's telephone number, including area code:    717-485-
3123

Securities Registered Pursuant to Section 12(b) of the Act:  None
Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                   Outstanding as of March 5,
2001
  Common Stock, $0.315 Par Value                   800,000

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

The aggregate market value of the voting stock held by non-affiliates of the registrants as of March 5, 2001:

Common Stock, $0.63 Par Value - $20,000,000.00





Page 1 of 16 Pages


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended
December 31, 2000, are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement for the annual shareholders meeting to be held April 24, 2001, are incorporated by reference into Part III.

Portions of Form SB-2 Registration Statement No. 33-66014 as filed with the Securities and Exchange Commission on September 8, 1993, are incorporated by reference into Part IV.

The Executive Contract for the President and CEO of the Bank dated August 1, 2000, is incorporated herein by reference into Part III.

The Executive Change of Control Agreement for the Senior Vice
President and CFO of the Bank dated August 1, 2000, is incorporated herein by reference into Part III.



A copy of a Common Stock Certificate of FNB Financial Corporation as filed with the Securities and Exchange Commission with Form 10-K for the fiscal year ended December 31, 1995 is incorporated by reference into Part IV.



































Page 2 of 16 Pages



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

 	   The Bank was established in 1906 as a national banking association under the supervision of the Comptroller of the
	   Currency, the Comptroller. The Bank is a member of the Federal Reserve System and customers' deposits held by the Bank are insured by the Federal Deposit Insurance
Corporation
	   to the maximum extent permitted by law.  The Bank is
engaged
	   in a full service commercial and consumer banking business including the acceptance of time and demand deposits and the
	   making of secured and unsecured loans.  The Bank provides
its
	   services to individuals, corporations, partnerships, associations, municipalities and other governmental bodies.
	   As of January 1, 2001, the Bank had three (3) offices and
(1)
	   drive-up ATM located in Fulton County, one (1) branch office facility located in Fort Loudon, Franklin County Pennsylvania and one (1) branch office facility located in Hancock, Washington County, Maryland. During 1995 the
Bank
	   received regulatory approval from The Comptroller to purchase
	   and assume the deposits, real estate and building of the Fort
	   Loudon Branch Office of Dauphin Deposit Bank located in Franklin County, Pennsylvania. Due to the location of this
	   office, management and the Board felt the acquisition of this
	   office was strategically important in order to officially expand the Bank's market area into the Franklin County, PA area and diversify its current primary market of Fulton County, PA. It is anticipated this office will generate new
	   loan and deposit demand for the Bank in the coming years.

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






Page 3 of 16 Pages


	   County, Maryland and northern Morgan County, West
Virginia.
	   This office is also the Bank's first supermarket branch office. In October 2000, the owner of the adjacent supermarket completed extensive renovations at which time the
	   wall between the branch office and the supermarket was removed, allowing customers to enter the branch directly from
	   the supermarket. This office is expected to enhance demand
	   for the Bank's loan and deposit products as well as retain deposits of customers in southern Fulton County,
Pennsylvania.

	   The Bank received permission from the Comptroller to expand its main office facilities in downtown
McConnellsburg
	   to allow for larger customer service, loan department and data
	   processing areas. This expansion was completed on September
	   1,1996, at a cost of approximately $1,700,000. In February 1999, the Bank purchased an adjacent property to the main office facility at 115 Lincoln Way West in downtown McConnellsburg from the Fulton Overseas Veterans
Association.
	   This site is 54' by 218' and has situated on it a three story
	   building comprised of 4,577 usable square feet on the first
	   floor and a 28' by 60' finished basement. The second and third stories of the building are not usable. The Bank has no
	   immediate plans for this facility but felt it was a wise decision to purchase it for strategic planning purposes.
 The
	Bank has one wholly-owned subsidiary, First Fulton County Community Development Corporation, which is a Community
	   Development Corporation formed under 12USC24/2CFR24 whose primary regulator is the Office of the Comptroller of the Currency, The Comptroller. The First Fulton County
Community
	   Development Corporation was incorporated with the Commonwealth
	   of Pennsylvania on May 30, 1995. The primary business of this
	   community development corporation is to provide and promote
	   community welfare through the establishment and offering of
	   low interest rate loan programs to stimulate economic rehabilitation and development for the Borough of McConnellsburg and the entire community of Fulton County,
PA.

	   Competition

	   Our primary market area includes all of Fulton County and portions of Huntingdon, Bedford and Franklin Counties, portions of Washington County, Maryland and portions of
Morgan
	   County, West Virginia. Our major competitor is a one bank holding company headquartered in McConnellsburg, Pennsylvania which has 7 branches located throughout
Fulton,
	   Franklin and Huntingdon Counties.  As of December 31,
2000, we
	   were ranked second in total deposits when compared to our major competitor. Also, in this market area we compete with
	   regionally-based commercial banks (all of which have greater
	   assets, capital and lending limits), savings banks, savings
	   and loan associations, money market funds, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and with issuers of commercial paper
	   and other securities.





Page 4 of 16 Pages


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


Page 5 of 16 Pages


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

	   In December 1991 the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. Under
FDICIA,
	   institutions must be classified, based on their risk-based capital ratios into one of five defined categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) as outlined below:

			           Total      Tier 1
Under a
				      Risk-      Risk-      Tier 1
Capital
				      Based      Based      Leverage
Order or
			 	      Ratio      Ratio      Ratio
	Directive
CAPITAL CATEGORY
Well capitalized            >10.0%     >6.0%      >5.0%	       No
Adequately capitalized      > 8.0%     >4.0%      >4.0%*
Undercapitalized             8.0%     4.0%      4.0%*
 Significantly
	Undercapitalized 	         6.0%     3.0%	     3.0%
Critically undercapitalized				     2.0%

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



Page 6 of 16 Pages




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

	   Federal regulators recently issued proposed regulations to implement the privacy provisions of the Gramm-Leach-Bliley
Act
	   (Financial Services Modernization Act). This new law requires
	   banks to notify consumers about their privacy policies and to
	   give them an opportunity to "opt-out" or prevent the bank from
	   sharing "nonpublic personal information" about them with nonaffiliated third parties. Proposed regulations are expected to take effect during 2001. We are in the process of developing privacy policies and procedures to provide timely disclosure of such policies and a convenient
	   means for consumers to opt our of the sharing of their information with unaffiliated third parties.

	   We do not anticipate compliance with environmental laws and
	   regulations to have any material effect on their respective
	   capital, expenditures, earnings, or competitive position.

	   Employees

	   As of December 31, 2000, we employed 56 persons on a full-time
	   equivalent basis.

	   Statistical Data

	   Computation of our regulatory capital requirements for the periods December 31, 2000, and December 31, 1999, on page 43 of the annual shareholders report for the year ended
	   December 31, 2000, is incorporated herein by reference.

Page 7 of 16 Pages


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


	   We are neither dependent upon nor exposed to loan concentrations to a single customer or to a single industry,
	   the loss of any one or more of which would have a material adverse effect on the financial condition of the Bank; however, a portion of the Bank's customers' ability to honor
	   their contracts is dependent upon the construction and land
	   development and agribusiness economic sector. As a majority
	   of our loan portfolio is comprised of loans to individuals and
	   businesses in Fulton County, PA, a significant portion of our
	   customers' abilities to honor their contracts is dependent upon the general economic conditions in ,South Central Pennsylvania.

	   Loan Portfolio composition as of December 31, 2000, and December 31, 1999, on page 13 of the annual shareholders report for the year ended December 31, 2000, is incorporated
 	   herein by reference.

	   Maturities of loans as of December 31, 2000, on page 14 of the
	   annual shareholders report for the year ended December 31, 2000, is incorporated herein by reference.

	   Nonperforming loans consist of nonaccruing loans and loans
90
	   days or more past due. Nonaccruing loans are comprised of loans that are no longer accruing interest income because of

Page 8 of 16 pages




	   apparent financial difficulties of the borrower. Interest on
	   nonaccruing loans is recorded when received only after past
	   due principal and interest are brought current. Our general
	   policy is to classify loans as nonaccrual when they become past due in principal and interest for over 90 days and collateral is insufficient to allow continuation of interest
	   accrual. At that time, the accrued interest on the nonaccrual
	   loan is reversed from the current year earnings and interest
	   is not accrued until the loan has been brought current in accordance with contractual terms.

	   Nonaccrual volume for 2000 decreased $99,283 from the December
31, 1999, level due to the foreclosure and sale of a residential property which was sold in the spring of Nonaccrual volume for 1999 increased $363,616 from the December 31, 1998, level due to a $155,000 residential mortgage loan and several other residential mortgage loans which were classified as nonaccrual. Nonaccrual volume for 1998 decreased $354,805 from December 31, 1997, due to a $125,000 loan secured by a 1-4 family residential property in the Hagerstown, MD area being moved to Other Real
Estate and sold in 1998; the amount charged-off as a result of this movement and sale was approximately
$32,000; the charge-off in 1998 of a $100,000 commercial loan secured by inventory; and
	   the charge-off of a $12,000 unsecured line of credit. The remaining decrease in 1998 was the result of 1-4 family mortgages classified as nonaccrual as of December 31,
1997,
	   being brought current.

	   Nonaccrual volume for 2001 is anticipated to increase due to
	   some commercial loans and residential mortgage loans which may
	   experience cash flow difficulties in 2001 as a result of an
	   economic slowdown. Anticipated charge-offs for 2001 are expected to remain approximately the same as the total charge-
	   offs in 2000 of $203,000.

	   Nonaccrual, Past Due and Restructured Loans as of December
31,
	   2000, December 31, 1999, and December 31, 1998, on page 15 of
	   the annual shareholders report for the year ended December 31, 2000, are incorporated herein by reference.

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

Page 9 of 16 Pages





	   Activity in the allowance for loan losses and a breakdown of
	   the allowance for loan losses as of December 31, 2000, and December 31, 1999, on page 15 of the annual shareholders report for the year ended December 31, 2000, are incorporated
	   herein by reference.

	   Although loans secured by 1-4 family residential mortgages comprise approximately 42% of the entire loan portfolio, until
	   recently these mortgages have historically resulted in little
	   or no loss.  The allocation of the Allowance for Loan
Losses
	   for these mortgages is based upon this historical fact.
Due
	   to a more critical evaluation of our commercial, industrial,
	   and agricultural loan portfolio, the allocation of the Allowance for Loan Losses for commercial, industrial, and Agriculture loans has been accordingly increased.

	   Deposits

	   Time Certificates of Deposit of $100,000 and over as of December 31, 2000, and December 31, 1999, totaled
$12,383,000
	   and $12,292,000 respectively.

	   Maturities and rate sensitivity of total interest bearing liabilities as of December 31, 2000, on page 42 of the annual
	   shareholders report for the year ended December 31, 2000, is
	   incorporated herein by reference.

	   Returns on Equity and Assets

	   Returns on equity and assets and other statistical data for
	   2000, 1999 and 1998 on page 24 of the annual shareholders report for the year ended December 31, 2000, is incorporated
	   herein by reference.

Item 2.  Properties

	   The physical properties where we conduct our business in
the
   	   Commonwealth of Pennsylvania are all owned by us while the property where we conduct business in the State of
Maryland is
	   leased.  The properties owned by us are as follows:  the
main
	   office located at 101 Lincoln Way West, McConnellsburg, Pennsylvania, has been attached by a two story brick and frame
	   addition, to a building located at 111 South Second
Street,
	   McConnellsburg, Pennsylvania which houses the Bank's
consumer
	   loan department on the first floor and commercial loan department and future expansion space on the second floor;
a
	   property adjacent to the main office facility at 115
Lincoln
	   Way West in downtown McConnellsburg comprised of a 54' by
218'
	   city lot which has situated on it a three story building consisting of 4,577 usable square feet on the first floor,
a
	   28' by 60' finished basement, second and third stories
which
	   are unusable and a detached garage; a branch office
located on
	   Route 522 South, Needmore, Pennsylvania; a property
located at
	   Routes 16 and 30 East, McConnellsburg, Pennsylvania which contains a drive-up automatic teller machine and a five
(5)
	   lane drive-up branch accessible from both Route 30 and Route
	   16; and a branch office located at 30 Mullen Street, Fort

Page 10 of 16 Pages


	   Loudon, Pennsylvania, for which we received regulatory approval from the Office of the Comptroller of the
Currency to
	   purchase effective November 13, 1995. The branch office leased by us in the state of Maryland is located in the Hancock Shopping Center at 343 North Pennsylvania Avenue
in
	   Hancock, Maryland next to a supermarket.

	   The main office located in downtown McConnellsburg is housed
	   in a two story brick and frame building, consisting of approximately 28,277 square feet. It has been attached
(by a
	   two story brick and frame addition which houses the data processing/operations center on the first floor and executive
	   offices and a meeting room on the second floor) to the building located at 111 South Second Street, a brick and frame
	   building situated on a one town lot which has been expanded
	   and renovated to house the consumer loan department on the first floor and commercial loan department and future offices
	   and rest rooms on the second floor. The main office contains
	   one (1) external time and temperature sign, seven (7) internal
	   teller stations, a customer service office area, executive offices, one (1) drive-up teller station, an automatic teller
	   machine, three (3) vaults (one containing safe deposit boxes
	   for customer use and one containing a fire proof/data-secure
	   vault in the operations center), a night depository, a data
	   processing center with a security controlled computer operations center, a loan department with a large file room, a
	   kitchen and a 5,000 square foot basement storage area.

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



Page 11 of 16 Pages


	   The leased office in Hancock, Maryland housing Hancock Community Bank is approximately 1,400 square feet and is leased from the owner of the shopping center next to a supermarket. It contains two (2) offices, one (1)
automated
	   teller machine, two (2) drive-up teller lanes, a lobby, a safe
	   deposit box vault for customers and three (3) teller stations.

Item 3.  Legal Proceedings

	   In our opinion, there are no proceedings pending to which we
	   are a party or to which our property is subject, which, if determined adversely to us would be material in relation to
	   the our retained earnings or financial condition. There are
	   no proceedings pending other than ordinary routine litigation
	   incident to our business. In addition, no material proceedings
	   are known to be threatened or contemplated against the us by
	   government authorities.


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

	   The Stock Market Analysis and Dividends for 2000 and 1999 on
	   page 44 of the annual shareholders report for the year ended
	   December 31, 2000, is incorporated herein by reference.

Item 6.  Selected Financial Data

	   The Selected Five-Year Financial Data on page 24 of the annual
 	   shareholders report for the year ended December 31, 2000, is
	   incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
Condition
	   and Results of Operations

	   Management's discussion and analysis of financial condition
	   and results of Operations on pages 29 through 44 of the annual
	   shareholders report for the year ended December 31, 2000, is
	   incorporated herein by reference.







Page 12 of 16 Pages


Item 8.  Financial Statements and Supplementary Data

	   The financial statements and supplementary data, some of which
	   is required under Guide 3 (Statistical Disclosures by Bank Holding Companies) are shown on pages 2 through 28 of the annual shareholders report for the year ended December 31, 2000, are incorporated herein by reference.

	   The Summary of Quarterly Financial Data on page 25 of the annual shareholders report for the year ended December 31, 2000, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on
Accounting
	   and Financial Disclosure

   	   None.

PART III

Item 10.  Directors and Officers of the Registrant

	    The information contained on pages 3 through 15 of FNB Financial Corporation's Proxy Statement For the Annual Meeting of Shareholders to be Held April 25, 2001, with respect to directors and executive officers of the
Company,
	    is incorporated herein by reference in response to this item.


Item 11.  Executive Compensation

	    The information contained on pages 13 through 17 of FNB Financial Corporation's Proxy Statement For the Annual Meeting of Shareholders to be Held April 24, 2001, with respect to executive compensation, transactions and contracts, is incorporated herein by reference in response to
	    this item.   The Executive Employment Contract of the
	    President and CEO of the Bank and the Executive Change of Control Agreement for the Senior Vice President and CFO
of
	    the Bank both dated October 2000, are incorporated herein by
	    reference in response to this item.

Item 12.  Security Ownership of certain Beneficial Owners and
          Management

	    The information contained on pages 3 through 5 and pages
18
	    And 19 of FNB Financial Corporation's Proxy Statement For the
	    Annual Meeting to be Held April 24, 2001, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response
	    to this item.

Item 13.  Certain Relationships and Related Transactions

	    The information contained on pages 9, 17, and 18 of FNB Financial Corporation's Proxy Statement For the Annual Meeting to be Held April 24, 2001, with respect to certain
	    relationships and related transactions, is incorporated herein by reference in response to this item.

Page 13 of 16 Pages

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of
Form
	     8-k.

	(a) (1) - List of Financial Statements
	    The following consolidated financial statements of FNB Financial Corporation and its subsidiary, included in the annual report of the registrant to its shareholders for the
	    year ended December 31, 2000, are incorporated by reference
	    in Item 8:

		Consolidated balance sheets - December 31, 2000, and
1999

		Consolidated statements of income - Years ended December
31,
		2000, 1999 and 1998

		Consolidated statements of stockholders' equity - Years ended December 31, 2000, 1999 and 1998

		Consolidated statements of cash flows - Years ended
December
		31, 2000, 1999 and 1998

		Notes to consolidated financial statements - December
31,
		2000

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

		(3)  Listing of Exhibits
			Exhibit (3)(i) Articles of incorporation
			Exhibit (3)(ii) Bylaws
				Exhibit (4) Instruments defining the rights of
		 			security holders including indentures
			Exhibit (10) Material Contracts
			Exhibit (13) Annual report to security holders
			Exhibit (22) Subsidiaries of the registrant
			Exhibit (27) Financial data schedule

			All other exhibits for which provision is made in
			   the applicable accounting regulation of the Securities and Exchange Commission are not required
			   under the related instructions or are
inapplicable
			   and therefore have been omitted.

	(b)  Reports on Form 8-K filed

			None.
Page 14 of 16 Pages



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

			Exhibit (10.1) Executive Supplemental Retirement
Plan
For Select Officers - incorporated by reference to the company's Form 10-K for the year ended December
31, 1999.

			Exhibit (10.2) Director Fee Continuation Agreement for
Select Directors - incorporated by reference to the company's Form 10-K for the year ended December 31, 1999.

			Exhibit (10.3) Executive Employment Contract for the
President and CEO of the Bank dated October 2000 - filed herewith.

			Exhibit (10.4) Executive Change of Control
Agreement
			for the Senior Vice President and CFO of the Bank dated
			October 2000 is filed herewith.

			Exhibit (13) Annual report to security holders - filed herewith.

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

	(d)  Financial Statement Schedules

			Schedule I - Marketable Securities - Other
Investments
			Schedules of Marketable Securities included on page 28 of the annual report of the registrant to its shareholders for the year ended December 31, 2000, are incorporated herein by reference.

			Schedule III - Condensed Financial Information of
			               Registrant

Page 15 of 16 pages


			Condensed Financial Information of the Registrant included on page 24 of the annual report of the registrant to its shareholders for the year ended December 31, 2000, is incorporated herein by reference.
			Schedule VIII - Valuation and Qualifying Accounts The schedule of the Allowance for Loan losses included
			on page 15 of the annual report of the registrant to
			its shareholders for the year ended December 31, 2000, is incorporated herein by reference.
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						     FNB FINANCIAL CORPORATION
							       (Registrant)

						   /s/John C. Duffey   3/14/2001
						   John C. Duffey         Date
						   Director and President
						   of the Corporation
						   President & CEO of the Bank
						   (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

H. Lyle Duffey     		         	   /s/Henry W. Daniels
3/14/2001
H. Lyle Duffey          Date          Henry W. Daniels       Date
Director, Chairman                    Director, Vice Chairman


/s/John C. Duffey    3/14/2001        /s/Harry D. Johnston
3/14/2001
John C. Duffey          Date          Harry D. Johnston, D. O.
Date
Director, President                   Director, Vice President


/s/George S. Grissinger3/14/2001      /s/Patricia A.
Carbaugh3/14/2000
George S. Grissinger    Date          Patricia A. Carbaugh   Date
Director                              Director


Harvey J. Culler                      /s/Lonnie W. Palmer
3/14/2001
Harvey J. Culler        Date          Lonnie W. Palmer      Date

Director

/s/Paul T. Ott        3/14/2001       /s/Daniel E. Waltz
3/14/2001
Lonnie W. Palmer        Date          Daniel E. Waltz       Date
Director                              Director, Secretary,
Treasurer
							   (Principal Financial and
/s/D. A. Washabaugh, III 3/14/2001      Accounting Officer)
D. A. Washabaugh, III   Date

Director

Page 16 of 16 Pages



						Exhibit
10.3
	EXECUTIVE EMPLOYMENT AGREEMENT

	This Agreement is made as of the _____ day of October, 2000, by and between the FNB Financial Corporation, a Pennsylvania bank holding company ("Corporation"), The First National Bank of McConnellsburg, PA ("Bank"), and John C. Duffey, an adult individual and resident of the Commonwealth of Pennsylvania ("Executive").

	W I T N E S S E T H:

	WHEREAS, the Corporation is a registered bank holding company;

	WHEREAS, the Bank is a subsidiary of the Corporation;

	WHEREAS, any reference solely to Corporation in this Agreement shall mean Corporation or Bank, unless otherwise stated;

	WHEREAS, the Corporation desires to employ the Executive as its Chief Executive Officer under the terms and conditions set forth herein; and

	WHEREAS, the Executive desires to serve the Corporation and Bank in an executive capacity under the terms and conditions set forth in this Agreement; and

	WHEREAS, the Executive acknowledges that this Agreement is a renewal of the preceding Agreement which expired on August 1, 2000 (the "Prior Agreement") upon substantially the same terms and conditions of the Prior Agreement;

	WHEREAS, the Executive acknowledges that any changes that have been made have been negotiated in good faith and are not substantially different from the terms and conditions of the Prior Agreement; and

	WHEREAS, the Executive agrees to waive any claims that he had, has or which may arise in the future, under the Prior
Agreement, including but not limited to, a claim that this Agreement does not contain substantially the same terms and conditions of the Prior Agreement expiring on August 1, 2000.

	NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth herein and intending to be legally bound hereby, the parties agree as follows:

	1.	TERM OF EMPLOYMENT.  The Corporation and Bank employ
the Executive and the Executive accepts employment with the Corporation and Bank for an approximate period of five (5) years beginning on the first day of August, 2000 and ending on the last day of July, 2005, subject, however, to prior termination of this Agreement as set forth below.







Page 1 of 13 Pages



	2.	POSITION AND DUTIES.

	(a)	The Executive shall serve as the Chief Executive
Officer of the Corporation and the Bank and a member of the Board of Directors of the Corporation and the Bank, reporting only to the Board of Directors of the Corporation and Bank respectively, and shall have those powers and duties as may from time to time be prescribed by the Board of Directors of the Corporation and the Bank, provided that such duties are consistent with the Executive's position as the Chief Executive Officer.

	(b)	The Executive represents to Corporation and Bank
that he is not subject or a party to any employment agreement, non-competition covenant, non-disclosure agreement or other agreement, covenant, understanding or restriction which would prohibit Executive from executing this Agreement and performing fully his duties and responsibilities hereunder, or which would in any manner, directly or indirectly, limit or affect the duties and responsibilities which may now or in the future be assigned to Executive by the Corporation and Bank.

	(c)	The Executive shall also be available to assist
other subsidiaries or divisions of the Corporation as he may be directed by the Board of Directors of the Corporation and/or Bank.

	3.	ENGAGEMENT IN OTHER EMPLOYMENT.  The Executive shall
devote substantially all his working time, ability and attention to the business of the Corporation and the Bank during the term of this Agreement. Except as previously disclosed, the Executive shall seek approval from the Board of Directors of the Corporation and Bank in writing before the Executive engages in any other business or commercial activities, duties or pursuits, including, but not limited to, directorships of other companies.
 Under no circumstances may the Executive engage in any business or commercial activities, duties or pursuits which compete with the business or commercial activities of the Corporation or which are prohibited under the provisions of the Bank's Code of Ethics, nor may the Executive serve as a director or officer or in any other capacity in a company or financial institution which competes with the Corporation.

	4.	COMPENSATION.

(a)	ANNUAL DIRECT SALARY.  As compensation for all
services rendered by the Executive under this Agreement, the Executive shall be entitled to receive from the Corporation an initial salary of $90,000 per year (the "Annual Direct Salary"), payable in substantially equal bi-weekly installments, prorated on a weekly basis for any partial employment period. The Annual Direct
Salary will be reviewed by the Executive
Committee of the Board of Directors of the Corporation annually following the Corporation and Bank's annual reorganization meeting. As part of the salary review process, the Executive
Committee shall compare the Executive's salary and performance to the salaries and performance of executives in similar positions in like

Page 2 of 13 Pages


financial institutions utilizing available survey data (like financial institutions shall mean financial institutions of similar asset size within the State of Pennsylvania and the immediate surrounding region). With due consideration to this salary and performance information, the Executive Committee will recommend an annual salary increase to the Board of Directors. The Executive's final salary level will be set at the discretion of the Board of Directors. In no event shall the Annual Direct
Salary be decreased unless substantial
circumstances occur which warrant and require all employees of the Corporation and/or Bank to accept decreases in wages or salaries.

	(b)	INCENTIVE COMPENSATION.  The Board of Directors
of the Corporation shall establish an Incentive
Compensation Plan for the Executive. The Incentive Compensation Plan shall provide for the payment of a yearly bonus, expressed as a percentage of the Executive's Annual Salary (not to exceed 10% thereof) which amount shall be paid to the Executive within thirty (30) days of the end of the fiscal year in the event the financial and business goals of the Corporation and the Bank are met for that year as set forth by the Board of Directors. As part of the Incentive Compensation Plan, the Board of Directors, in its sole discretion, may also provide for payment of a yearly bonus in the event some, but not all, of the financial and business goals of the Corporation and the Bank as set forth by the Board of Directors are met for the year in question.

	(c)	DIRECTOR FEES.  As long as the Executive is a
duly elected and qualified member of the Board of Directors of the Corporation or Bank, or both, the Executive shall be entitled to the same compensation as paid to other members of the Board of Directors of the Corporation and/or Bank, or both.

	5.	FRINGE BENEFITS, VACATION, EXPENSES, AND PERQUISITES.
 It is agreed that nothing paid to the Executive under any of the below, described benefit plans or arrangements shall be deemed to be in lieu of compensation to the Executive hereunder.
 The Executive shall be entitled to:

	(a)	EMPLOYEE BENEFIT PLANS.  The Executive shall
participate in and receive benefits under all Corporation and Bank employment benefit plans, including but not limited to any profit sharing plan, savings plan, stock option plan, hospitalization plan, life insurance, and health and accident plan or arrangement made available by the Corporation to its executives. It is understood and agreed that the Executive shall be entitled to the following benefits, at minimum:

	(i)	Pension Plan: The Executive shall be
entitled to participate in the 401-K pension plan of the Bank as established for all employees. Vesting shall be in accordance with the plan outline.





Page 3 of 13 Pages


(ii) 	Life Insurance: The Corporation shall
provide and maintain life insurance for the Executive if he qualifies therefore on a standard underwriting basis. Such life insurance shall at all times be maintained at an amount equal to three (3) times the Executive's Annual Direct Salary.

	(iii) 	Disability Insurance: The Corporation
shall make available both a short-term and long-term disability insurance policy to the Executive.

	(iv) 	Medical Coverage:  All costs of the
Executive's medical insurance for both individual and family coverage will be paid by the Corporation for the remaining term of the Executive's employment with the Corporation.

	(b) 	VACATION AND HOLIDAYS.  During the term of this
contract, the Executive shall be entitled to 4 weeks vacation during the year 2001, and 5 weeks vacation during the years 2002, 2003, 2004, and 2005. In the event that the Executive does not take vacation, or is unable to take vacation, the Executive's compensation shall be supplemented at the discretion of the Board of Directors.
The Executive shall also be entitled to all paid holidays given by the Bank to its employees.

	(c) 	BUSINESS EXPENSES.  During the term of his
employment hereunder, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by him in performing services hereunder, provided that the Executive properly accounts therefore in accordance with the Corporation and Bank's policy.

	(d) 	BANK INDUSTRY CONVENTIONS.  The Executive and the
Executive's spouse may attend the conventions of the Pennsylvania Association of Community Bankers and/or
Pennsylvania Bankers Association, or those same trade associations should they change their respective names during the term of this Agreement, at the expense of the Bank. Expense will include convention registration, lodging, meals, travel expenses and other associated expenses.

	(e) 	AUTOMOBILE.  The Executive shall be entitled to
the use of one Bank purchased or leased automobile.  The
Executive shall also be entitled to reimbursement for all operating expenses of the automobile, including but not limited to oil, gasoline, maintenance, repairs and insurance.

	(f) 	PHYSICAL EXAMINATION.  The Corporation will
provide and pay for regular physical examinations of the Executive on an every other year basis by a qualified physician chosen by the Executive, however, the Corporation is not implying that a regular physical examination is required of the Executive.








Page 4 of 13 Pages


		(g) 	OTHER  PERQUISITES  AND  BENEFITS.  The Executive
shall receive such other perquisites and fringe benefits
(including continuing education workshops and seminars in financial or bank related matters) as the Board of Directors of the Corporation deems appropriate in its sole discretion.

	6. 	OFFICES.  The Executive agrees to serve, if elected or
appointed thereto, in one or more offices or as a director of any subsidiary of the Corporation; provided that the Executive is indemnified for so serving on a basis no less favorable than is currently provided under the Corporation's Articles of Incorporation or By-Laws, as amended or supplemented. Such indemnification shall be provided as described in paragraph 7 below.

	7. 	INDEMNIFICATION.  The Corporation shall indemnify the
Executive for any and all liability exposure and all costs of litigation, including attorney's fees, if the Executive has provided notice to the Corporation and the Corporation has had an opportunity to provide a defense. The Corporation shall indemnify the Executive, to the fullest extent permitted by Pennsylvania law, with respect to any threatened, pending or completed action, suit or proceeding (including any final judgment resulting therefrom) brought against him by reason of the fact that he is or was a director, officer, employee or agent of the Corporation or any of its subsidiaries or is or was serving at the request of the Corporation as a director, officer, employee or agent of another person or entity. To the fullest extent permitted by Pennsylvania law, the Corporation shall in advance of final disposition pay any and all expenses incurred by the Executive in connection with any threatened, pending or completed action, suit or proceeding with respect to which the Executive may be entitled to indemnification hereunder. The Executive's right to indemnification provided herein is not exclusive, and any other rights or indemnification to which the Executive may be entitled under any bylaw, agreement, vote of shareholders or otherwise, shall continue beyond the term of this Agreement. The Executive's right to indemnification provided herein, however, shall have no effect should the Executive have committed an unlawful act or willingly engaged in unauthorized conduct. The Corporation shall use its best efforts to obtain insurance coverage for the Executive under an insurance policy covering officers and directors of the Corporation against lawsuits, arbitrations or other proceedings; however, nothing herein shall be construed to require the Corporation to obtain such insurance if the Board of Directors of the Corporation determines that such coverage cannot be obtained at a commercially reasonable price.

	8. 	UNAUTHORIZED DISCLOSURE.  During the period of his
employment hereunder, or at any later time, the Executive shall not, without the written consent of the Board of Directors of the Corporation or a person authorized thereby, knowingly disclose to any person, other than an employee of the Corporation or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Executive of his duties as an executive of the Corporation, any material confidential information obtained by him while in the employ of the Corporation with respect to any of the Corporation's services, products, improvements, formulas, designs or styles, processes, customers, methods of business or any business practices the disclosure of which could be or will be materially damaging to the Corporation; provided, however, that confidential

Page 5 of 13 Pages


information shall not include any information known generally to the public (other than as a result of unauthorized disclosure by the Executive or any person with the assistance, consent or at the direction of the Executive) or any information of a type not otherwise considered confidential by persons engaged in the same business or a business similar to that conducted by the Corporation, or any information that need be disclosed as required by law.

	9. 	RESTRICTIVE COVENANT.  The Executive hereby
acknowledges and recognizes the highly competitive nature of the business of the Corporation and accordingly agrees that within the marketing area of the Corporation (defined as any area having its main or subsidiary office within fifty (50) miles of the Corporation's headquarters or twenty-five (25) miles of any of the Corporation's subsidiary offices), he shall not directly or indirectly compete with the Corporation or any of its subsidiaries for a period of one (1) year after the date of termination of the Executive's employment if the Executive's employment is terminated for Cause by Corporation pursuant to paragraph 10(c) of the Agreement or such termination is a result of a resignation by the Executive for other than a "Health and Good Reason" under paragraph 10(d) of this Agreement. The Executive further agrees that direct or indirect competition includes any of the following:

	(a) 	be engaged (other than by the Corporation),
directly or indirectly, either for his own account or as agent, consultant, employee, partner, officer, director, proprietor, investor (except as an investor owning less than 5% of the stock of a publicly owned company) or otherwise of any person, firm, corporation or enterprise engaged in (1) the banking (including bank holding company) or financial services industry, or (2) any other activity in which the Corporation or any of its subsidiaries are engaged during the Executive's employment or at the date of termination of the Executive's employment; or

	(b) 	provide financial or other assistance (other that
through Corporation) to any person, firm, corporation, or enterprise engaged in (1) the banking (including bank holding company) or financial services industry, or (2) any other activity in which Corporation or any of its subsidiaries is engaged during the Executive's employment;
or

	(c) other than on behalf of the Corporation, solicit, directly or indirectly, current and former customers of the Corporation or any of its subsidiaries; or

	(d) 	other than on behalf of the Corporation, solicit,
directly or indirectly, current or former employees of the Corporation or any of its subsidiaries.

	The existence of any immaterial claim or cause of action of the Executive against the Corporation, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by the Corporation of this covenant. The
Executive agrees that any breach of the restrictions set forth in paragraphs 8 or 9 will result in irreparable injury to the Corporation or the
Bank for which it shall have no adequate remedy at law and the



Page 6 of 13 Pages


Corporation and the Bank shall be entitled to injunctive relief in order to enforce the provisions hereof. In the event that this paragraph shall be determined by any court of competent jurisdiction to be unenforceable in part by reason of it being too great a period of time or covering too great a geographical area, it shall be in full force and effect as to that period of time or geographical area determined to be reasonable by the Court.

	10. 	TERMINATION.  The Executive's employment hereunder may
be terminated without any breach of this Agreement only under the following circumstances:

	(a) 	DEATH.  The Executive's employment hereunder
shall terminate upon his death.

	(b) 	DISABILITY.

	(i)	Suspension of compensation.  If, as a result
of physical or mental injury or impairment, the Executive is unable to perform all of the essential job functions of his position on a full-time basis with or without reasonable accommodation and without posing a direct threat to himself and others, for a period of one hundred eighty (180) days, all obligations of the Corporation to pay the Executive an Annual Direct Salary, as set forth in paragraph 4(a) of this Agreement are suspended. Any paid time off, sick leave, or short-term disability pay the Executive may be entitled to receive, pursuant to an established disability plan or program of the Corporation shall be considered part of the compensation the Executive shall receive while disabled, and shall not be in addition to the compensation received by the Executive under this provision of the Agreement.

	(ii)	Disability termination.  The Executive
agrees that should he remain unable to perform all of the essential functions of his position on a full-time basis, with or without a reasonable accommodation and without posing a direct threat to himself or others, after one hundred eighty (180) days, the Corporation will suffer an undue hardship by continuing the Executive in his position. Upon this event, all compensation and employment obligations of the Corporation under this Agreement shall cease (with the exception of the Executive's rights under the Corporation's then existing short-term and/or long-term disability plans) and this Agreement shall terminate.

	(c)	CAUSE.  The Corporation may terminate the
Executive's employment hereunder for Cause. For the purposes of this Agreement, the Corporation shall have "Cause" to terminate the Executive's employment hereunder upon (i) the failure by the Executive to substantially perform his duties hereunder, other than any such failure resulting from the Executive's incapacity due to physical or mental illness, or (ii) the engagement by the Executive in misconduct materially injurious to the Corporation or the Bank (misconduct shall mean the commission of a felony), or (iii) the violation by the Executive of the provisions of Paragraph 3 or 8 hereof after notice from the Corporation and a failure to cure the violation within thirty (30) days of said

Page 7 of 13 Pages


notice, or if said violation cannot be cured within thirty
(30) days, or within a reasonable time thereafter if the Executive is attempting to cure the violation, or (iv) the gross negligence of the Executive in the performance of his duties, or (v) receipt of a final written directive or order of any governmental body or entity having jurisdiction over the Corporation or any of its subsidiaries requiring termination or removal of the Executive as Chief Executive Officer or Director of the
Corporation or any of its subsidiaries or (vi) the Executive's unlawful discrimination, including harassment, against Corporation or Bank's employees, customers, business associates, contractors or visitors.

	(d) 	HEALTH AND GOOD REASON.  The Executive may
terminate his employment hereunder by providing not less than fourteen (14) days prior written notice to the Corporation (i) if his health should become impaired to an extent that it makes continued performance of his duties hereunder hazardous to his physical or mental health or his life, provided that the Executive shall furnish the Corporation with a written statement from a qualified doctor to such effect, and provided further, that at the Corporation's request, the Executive shall submit to an examination by an independent doctor selected by the Corporation and the doctor shall have concurred with the conclusion of the Executive's doctor or (ii) for Good
Reason. The term "Good Reason" shall mean (aa) any removal of the Executive from or any failure to re-elect the Executive to any of the positions indicated in Section 2 hereof, except in connection with termination of the Executive's employment for Cause, (bb) a reduction of the Executive's rate of compensation as provided in Section 4 hereof, (cc) failure of the Corporation or Bank to comply with Section 5 hereof, (dd) any other material breach by the Corporation or Bank of this Agreement, provided that the Executive shall have given the Board of Directors of Corporation thirty (30) days written notice of any of the breaches set forth in subsections (aa), (bb), (cc) or (dd) of this paragraph and such breach shall not have been cured within such thirty (30) day period after receipt of notice;
or (ee) any Change of Control as defined under Section 14.

	(e) 	RETIREMENT.  At any time during the term of this
contract, the Executive may, provided he has reached the age of fifty-five (55), announce his voluntary retirement from active employment. Such announcement of voluntary retirement shall not be considered a breach of the contract. Such announcement must be given at least ninety
(90) days before the Executive voluntarily commences retirement.

	11.	PAYMENTS UPON TERMINATION.

	(a) 	DEATH,  DISABILITY OR FOR CAUSE.  If the
Executive's employment shall be terminated because of death, disability or for Cause, the Corporation shall pay the Executive his full Annual Direct Salary through the date of termination at the rate in effect at the time of termination and any other earned but unused vacation days, personal days, holidays, or other fringe benefits owing to Executive at the date of termination as established by Corporation policy, and the Corporation and Bank shall have no further obligations to the Executive under this agreement.

Page 8 of 13 Pages


	(b) 	UNILATERAL AND GOOD REASON TERMINATION.  If the
Executive's employment is terminated by the Corporation
(other than pursuant to Paragraphs 10(a) Death, 10(b) Disability, or 10(c) Cause hereof or as a result of non-renewal of this Agreement), or if the Executive shall terminate his employment for Good Reason, then the Corporation shall pay the Executive a lump sum payment equal to two times (2.00 X) the Annual Direct Salary. In such event, the Corporation shall also maintain in full force and effect, for the continued benefit of the Executive for the full term of this Agreement, all employee benefit plans and programs to which the Executive was entitled prior to the date of termination if the Executive's continued participation is possible under the general terms and provisions of such plans and programs.
In the event that the Executive's participation in any such plan or program is barred, the Executive shall be entitled to receive an amount equal to the annual contribution, payments, credits or allocations made by the Corporation to him, to his account or on his behalf under such plans and programs from which his continued participation is barred; except that if the Executive's participation in any health, medical, life insurance, or disability plan or program is barred, the Corporation shall obtain and pay for, on Executive's behalf, individual insurance plans, policies or programs which provide to the Executive health, medical, life and disability insurance coverage which is equivalent to the insurance coverage to which Executive was entitled prior to the date of termination.

	In the event the payment described herein, when added to all other amounts or benefits provided to or on behalf of the Executive in connection with his termination of employment, would result in the imposition of an excise tax under Code Section 4999, such payment shall be retroactively (if necessary) reduced to the extent necessary to avoid such excise tax imposition. Upon written notice to the Executive, together with calculation of the Corporation's independent auditors, the Executive shall remit to the Corporation the amount of reduction plus such interest as may be necessary to avoid the imposition of such excise tax. Notwithstanding the foregoing or any other provision of this contract to the contrary, if any portion of the amount herein payable to the Executive is determined to be non-deductible pursuant to the regulations promulgated under Section 280G of the Code, then the Corporation shall be required only to pay the Executive the amount determined to be deductible under Section 280G.

	(c) 	NON-RENEWAL AGREEMENT AND SEVERANCE ALLOWANCE.
In the event the Executive serves the full term of this Agreement, and the Corporation does not offer to renew this Agreement, for reasons other than those listed in paragraphs 10(a), 10(b) or 10(c), upon substantially the same terms and conditions for an additional five (5) year term, the Executive shall be entitled to a severance allowance equal to two times (2.00 X) his Annual Direct Salary, as well as such vested employee benefits when due and payable, and the Corporation shall have no further obligations.





Page 9 of 13 Pages


	In the event the payment described herein, when added to all other amounts or benefits provided to or on behalf of the Executive in connection with his termination of employment, would result in the imposition of an excise tax under Code Section 4999, such payment shall be retroactively (if necessary) reduced to the extent necessary to avoid such excise tax imposition. Upon written notice to the Executive, together with calculation of the Corporation's independent auditors, the Executive shall remit to the Corporation the amount of reduction plus such interest as may be necessary to avoid the imposition of such excise tax. Notwithstanding the foregoing or any other provision of this contract to the contrary, if any portion of the amount herein payable to the Executive is determined to be non-deductible pursuant to the regulations promulgated under Section 280G of the Code, then the Corporation shall be required only to pay the Executive the amount determined to be deductible under Section 280G.

	In the event that Executive should choose not to renew this contract upon substantially the same terms and conditions for an additional five (5) year term, the Executive shall be required to follow the guidelines listed in the paragraph 9 (relating to restrictive covenants) and the Corporation shall have no further obligations to Executive under this Agreement or otherwise.

	Nothing in this Agreement shall be construed to mean that certain terms of this Agreement cannot be renegotiated or that terms cannot be added to this Agreement when negotiated in good faith.

	(d) 	RETIREMENT.  If the Executive's employment shall
be terminated because of the Executive's announced voluntary retirement per the guidelines of Section 10 (e) , the Corporation shall pay the Executive his full Annual
Direct Salary and Benefits through the date of his retirement at the rate in effect at the time of Executive's announcement of retirement and any other earned but unused vacation days, personal days, holidays or other fringe benefits owing to the Executive on the date of retirement, and the Corporation shall have no further obligations to the Executive under this agreement.

	12. 	REVIEW OF AGREEMENT.  No later than three (3) months
before the termination date of this Agreement, the Corporation shall cause the Executive Committee of its Board of Directors to review with the Executive his performance and general relationships with the members of the Board of Directors, employees, customers and shareholders of the Corporation and its subsidiaries in his role as Chief Executive Officer. Such committee shall notify the Corporation's Board of Directors and the Executive no later than two (2) months before the date of termination of this Agreement of its recommendation as to a renewal or non-renewal of Executive's employment with the Corporation for an additional five (5) year term. Such renewal shall not result in a decrease of the salary and benefits as set forth under this Agreement.

	13. 	DAMAGES FOR BREACH OF CONTRACT.  In the event of a
breach of this Agreement by either the Corporation or the Executive resulting in damages to either party, that party may recover from the party breaching the Agreement any and all damages that may be sustained.

Page 10 of 13 Pages


	14. 	DEFINITION OF CHANGE OF CONTROL.  For purposes of this
Agreement, the term "Change of Control" shall mean:

	(a)	(i) the merger, consolidation or division
involving the Corporation, (ii) a sale, exchange, transfer or other disposition of substantially all the assets of the Corporation, or (iii) a purchase by the Corporation of substantially all the assets of another entity, unless (aa) such merger, consolidation, division, sale, exchange, transfer, purchase or disposition is approved in advance by sixty percent (60%) or more of the members of the Board of Directors of the Corporation who are not interested in the transaction and (bb) a majority of the members of the Board of Directors of the legal entity resulting from or existing after any such transaction remain the majority of the Board of Directors of the resulting entity's parent corporation;
or

	(b) 	any "person" (as such term is used in Sections
13(d) and 14(d) of the Securities and Exchange Act of 1934 (the "Exchange Act")), other than the Corporation or any "person" who on the date hereof is a director or officer of the Corporation is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act) , directly or indirectly, owns securities of the Corporation representing twenty-four and 99/100 percent (24.99%) or more of the combined voting power of the Corporation's then outstanding securities; or

	(c) 	during any period of two (2) consecutive years
during the term of this Agreement, individuals who at the beginning of such period constitute the Board of Directors of the Corporation cease, for any reason, to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds (2/3) of the directors then in office who were directors at the beginning of the period; or

	(d) 	any other change in control of the Corporation
similar in effect to any of the foregoing or any other reason which would be deemed change of control by any federal or state regulatory body.

	15. 	DEFINITION OF DATE OF CHANGE OF CONTROL.  For purposes
of this Agreement, the date of Change of Control shall mean the earlier of:

	(a) 	the first date on which a single person and/or
entity, or group of affiliated persons and/or entities other than the Corporation or a person or persons who are officers or directors of the Corporation, acquire the beneficial ownership of twenty-five percent (25%) or more of the Corporation's voting securities;

	(b) 	the date of the transfer of all or substantially
all of the Corporation's assets;

	(c) 	the date on which a merger, consolidation or
combination is consummated, as applicable;


Page 11 of 13 Pages


	(d) 	the date on which individuals who formerly
constituted a majority of the Board of Directors of the Corporation ceased to be a majority, unless otherwise provided under paragraph 14 (c); or

	(e) 	the date of change of control determined by any
federal or state regulatory body.

	16. 	NOTICE.  For the purposes of this Agreement, notices
and other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States certified mail, return receipt requested, postage prepaid, addressed as follows:

		If to Executive:

					John C. Duffey
					120 West North Street
					McConnellsburg, PA  17233


		If to Bank or Corporation:

					Board of Directors
					FNB Financial Corporation
					101 Lincoln Way West
					McConnellsburg, PA  17233

or to such other address as any party may have furnished to the others in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

	17. 	SUCCESSORS.  This Agreement shall inure to the benefit
of and be binding upon the Executive, the Corporation and any successors to the Corporation.

	18. 	VALIDITY.  The invalidity or unenforceability of any
provision or provisions of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

	19. 	AMENDMENT.  This Agreement may be amended or canceled
only by mutual agreement of the parties in writing without the consent of any other person and, so long as the Executive lives, no person other than the parties hereto, shall have any rights under or interest in this Agreement or the subject matter
hereof.
	20. 	ATTORNEYS' FEES AND COSTS.  If any action at law or in
equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorney's fees, costs, and necessary disbursements in addition to any other relief that may be proper.

	21. 	PAYMENT OF MONEY DUE DECEASED EXECUTIVE.  If the
Executive dies prior to the expiration of the term of employment, any monies that may be due him from the Bank under this Agreement as of the date of death shall be paid to the executor, administrator, or other personal representative of the Executive's estate.


Page 12 of 13 Pages


	22. 	LAW GOVERNING.  This Agreement shall be governed by
and construed in accordance with the laws of the Commonwealth of Pennsylvania.

	23. 	DEFINITION OF CORPORATION.  In those places within
this Agreement where the term "Corporation" is used, unless otherwise noted, the term Corporation shall mean FNB Financial
Corporation as the parent company of any and all of its subsidiary operations, including The First National Bank of McConnellsburg, Pennsylvania.

	24. 	ENTIRE AGREEMENT.  This Agreement supersedes any and
all agreements, either oral or in writing, between the parties with respect to the employment of the Executive by the Corporation, and this Agreement contains all the covenants and agreements between the parties with respect to such employment.

	25. 	SEVERABILITY.  If any provision of this Agreement is
declared unenforceable for any reason, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect.

WITNESS:						EXECUTIVE:



							John C. Duffey


ATTEST:						FNB FINANCIAL CORPORATION





Daniel E. Waltz, Secretary		Henry W. Daniels
							Vice Chairman of the Board

(SEAL)






















Page 13 of 13 Pages









					Exhibit 10.4
					Execution Copy
					October 19,
2000
	CHANGE IN CONTROL AGREEMENT


	THIS AGREEMENT is made as of the ___ day of October, 2000, among FNB FINANCIAL CORPORATION ("Corporation"), a Pennsylvania business corporation having a place of business at 101 Lincoln
Way West, McConnellsburg, PA 17233-1398, FIRST NATIONAL BANK OF MCCONNELLSBURG, ("Bank") a national banking association having a place of business at 101 Lincoln Way West, McConnellsburg, Pennsylvania 17233-1398, and DANIEL E. WALTZ ("Executive"), an individual residing at 212 South Second Street, McConnellsburg, Pennsylvania 17233.

	WITNESSETH:

	WHEREAS, the Corporation is a registered bank holding company; and

	WHEREAS, the Bank is a subsidiary of the Corporation; and

	WHEREAS, Corporation and Bank desire to continue to retain Executive to serve in the capacity of Chief Financial Officer of Bank under the terms and conditions set forth herein; and

	WHEREAS, Executive desires to continue to serve the Corporation and Bank in an executive capacity under the terms and conditions set forth herein; and

	WHEREAS, Executive has determined that he does not wish to have an agreement with substantially similar terms and conditions of the Agreement that he had with Corporation and Bank which agreement expired on August 1, 2000; and

	WHEREAS, Executive agrees to waive any claims that he has under the prior employment agreement, including, but not limited to, a claim that the Corporation or Bank failed to provide him with an employment agreement with substantially similar terms and conditions as the prior agreement expiring on August 1, 2000; and

	WHEREAS, Executive acknowledges that this Change in Control Agreement has been negotiated in good faith; and

	WHEREAS, the purpose of this Agreement is to define certain severance benefits that would be paid by the Corporation and Bank in the event of a Change in Control (as defined herein), but is not intended to affect, nor does it affect, the terms of the Executive's employment at-will, in the absence of a Change in Control (as defined herein) of the Corporation or Bank; and

	WHEREAS, Executive agrees to give written notice to the Corporation and Bank before terminating his employment with Corporation and Bank no less than six (6) weeks before the date of termination.




Page 1 of 6 Pages


                   							Execution Copy


					October 19,
2000

AGREEMENT:

	NOW THEREFORE, in consideration of the mutual covenants, undertakings and agreements set forth herein, the parties hereto, intending to be legally bound, agree as follows:

1.	Employment.  Executive is employed by Corporation and Bank
on an "at will" basis and there is no employment agreement between them. The requirement set forth in this Agreement that Executive provide Corporation and Bank with six (6) weeks notice before termination of employment does not alter Executive's "at will" employment status; the requirement is merely consideration for the granting of this Change in Control Agreement. This Agreement is granted by Corporation and Bank in order to set forth terms and conditions between Corporation, Bank and Executive in the event of a Change in Control (as defined herein).

2.	Rights in Event of Termination of Employment following
Change in Control. If a Change in Control (as defined herein) occurs and Executive's employment is terminated by Corporation or Bank other than for Cause (as defined herein) on or before the two (2) year anniversary of the Date of a Change in Control (as defined herein), or if Executive terminates his employment on or before the one
(1) year anniversary of the Date of a Change in Control (as defined herein), then Corporation or Bank shall pay to Executive, in lieu of any other severance benefits to which Executive may be entitled, an amount equal to(a)
Executive's annual salary for the year in which the date of termination occurs, multiplied by (b) two (2), such payment to be made in a lump sum on or before the fifth day following the date of termination and which shall be subject to applicable taxes and withholdings. However, if the lump sum payment under this paragraph 2, when added to all other amounts or benefits provided to or on behalf of the Executive in connection with his termination of employment, would result in the imposition of an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), such payment shall be reduced to the extent necessary to avoid such excise tax imposition. Notwithstanding the foregoing or any other provision of this Agreement to the contrary, if any portion of the amount herein payable to the Executive is determined to be non-deductible pursuant to the regulations promulgated under Section 280G of the Code, the Corporation or Bank shall be required only to pay to Executive the amount determined to be deductible under Section 280G. The determination of any reduction in the lump sum payment under this paragraph 2 pursuant to the foregoing provisions shall be made by Corporation's independent auditors.

3.	Termination of Employment for Cause.  For purposes of this
Agreement, termination for "Cause" shall mean any of the following:

	(a)	Executive's conviction of or plea of guilty or nolo
contendere to a felony, a crime of falsehood or a crime involving moral turpitude, or the actual incarceration of Executive for a period of twenty (20) consecutive days or more;
Page 2 of 6 Pages


		(b)	Executive's willful failure to follow the good
faith lawful instructions of the Board of Directors of Corporation or Bank with respect to its operations, after written notice from Corporation or Bank and a failure to cure such violation within twenty (20) days of said written notice;

	(c)	Executive's willful failure to substantially perform
Executive's duties to Corporation or Bank, other than a failure resulting from Executive's incapacity because of physical or mental illness, after notice from Corporation or Bank and a failure to cure such violation within twenty (20) days of said notice;

	(d)	dishonesty or negligence by the Executive in the
performance of his duties;

(e)	Executive's violation of any law, rule or regulation
governing banks or bank officers or any final cease and desist order issued by a bank regulatory authority;

(f)	conduct on the part of the Executive which brings
public discredit to Corporation or Bank;

(g)	Executive's breach of fiduciary duty involving
personal profit;

	(h)	the willful engaging by the Executive in misconduct
injurious to the Corporation or Bank;

	(i)	Executive's unlawful discrimination, including
harassment, against Corporation or Bank's employees, customers, business associates, contractors or visitors;

	(j)	Executive's theft or abuse of Corporation or Bank's
property or the property of Corporation or Bank's customers, employees, contractors, vendors or business associates; or

	(k)	the direction or recommendation of a state or federal
bank regulatory authority to remove Executive from his positions with Corporation or Bank as identified herein.

During the period of time between the execution of an Agreement to effect a Change in Control (as defined herein) and the actual Date of Change in Control (as defined herein), termination of the Executive's employment shall only be for Cause (as defined in this paragraph). If during said period of time, Executive is terminated other than for Cause (as defined in this paragraph), then the Executive shall be paid as set forth in paragraph 2 of this Agreement.











Page 3 of 6 Pages



4.		Change in Control Defined.  As used in this Agreement,
"Change in Control" shall mean a Change in Control (other than one occurring by reason of an acquisition of the Corporation by Executive) of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A or any successor rule or regulation promulgated under the Securities
Exchange Act of 1934, as amended (the "Act"); provided that without limiting the foregoing, a Change in Control shall be deemed to have occurred if:

	(a)	(i) a merger, consolidation or division involving
Corporation or Bank, (ii) a sale, exchange, transfer or other disposition of substantially all of the assets of Corporation or Bank, or (iii) a purchase by Corporation or Bank of substantially all of the assets of another entity, unless (y) such merger, consolidation, division, sale, exchange, transfer, purchase or disposition is approved in advance by sixty percent (60%) or more of the members of the Board of Directors of Corporation or Bank who are not interested in the transaction and (z) a majority of the members of the Board of Directors of the legal entity resulting from or existing after any such transaction and of the Board of Directors of such entity's parent corporation, if any, are former members of the Board of Directors of Corporation or Bank; or

	(b)	any "person" (as such term is used in Sections 13(d)
and 14(d) of the Securities Exchange Act of 1934 (the
"Exchange Act")), other than Corporation or Bank or any "person" who on the date hereof is a director or officer of Corporation or Bank is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Corporation or Bank representing twenty-five (25%) percent or more of the combined voting power of Corporation or Bank's then outstanding securities, or

	(c)	during any period of two (2) consecutive years during
the term of Executive's employment under this Agreement, individuals who at the beginning of such period constitute the Board of Directors of Corporation or Bank cease, for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds
(2/3) of the directors then in office who were directors at the beginning of the period; or

	(d)	any other change in control of Corporation or Bank
similar in effect to any of the foregoing or any other reason which would be deemed a Change in Control by any federal or state regulatory body.

5.	Date of Change in Control Defined.  For purposes of this
Agreement, the date of Change in Control shall mean:

(a)	the first date on which a single person and/or entity,
or group of affiliated persons and/or entities, acquire the beneficial ownership of twenty-five (25%) or more of the Bank or Corporation's voting securities, or

	(b)	the date of the closing of an Agreement, transferring
all or substantially all of the Bank or Corporation's assets, or
Page 4 of 6 Pages


	(c)	the date on which a merger, consolidation or business
combination is consummated, as applicable, or

	(d)	the date on which individuals who formerly constituted
a majority of the Board of Directors of the Bank or the Corporation under paragraph 4(c) above, cease to be a majority.

6.	No Employment Contract.  This Agreement is not an
employment contract. Nothing contained herein shall guarantee or assure Executive of continued employment by Corporation or Bank. Rather, Corporation and Bank's obligations to Executive hereunder shall arise only if Executive continues to be employed by Corporation and Bank in his present or in a higher capacity and then only in the event the conditions described herein for payment to Executive have been met.

7.	Waiver.  No provision of this Agreement may be modified,
waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by Executive and an executive officer specifically designated by the Boards of Directors of Corporation and Bank. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

8.	Attorneys' Fees and Costs.  If any action at law or in
equity is necessary to enforce or interpret the terms of this Agreement, each party shall bear their own attorneys' fees, costs, and necessary disbursements.

9.	Entire Agreement.  This Agreement supersedes any and all
understandings and agreements, either oral or in writing, between the parties with respect to any severance that may become due as a result of or in connection with a Change in Control. This Agreement contains all the covenants and agreements between the parties with respect to any severance that may become due as a result of or in connection with a Change in Control.

10.	Successors; Binding Agreement.  This Agreement shall be
binding upon and inure to the benefit of Corporation, Bank and Executive, and their respective successors, assigns, heirs and personal representatives.

11.	Validity.  The invalidity or unenforceability of any
provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

12.	Applicable Law.  This Agreement shall be governed by and
construed in accordance with the domestic, internal laws of
the Commonwealth of Pennsylvania, without regard to its
conflicts of laws principles.
13.	Headings.  The section headings of this Agreement are for
convenience only and shall not control or affect the meaning or construction or limit the scope or intent of any of the provisions of this Agreement.

Page 5 of 6 Pages


14.	Notice.  For the purposes of this Agreement, notices and
all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States Certified
Mail, Return Receipt Requested, postage prepaid, addressed as follows:

		If to the Executive:	Daniel E. Waltz
							212 South Second Street
							McConnellsburg, PA  17233

		If to the Corporation or Bank:	Board of Directors
							FNB FINANCIAL CORPORATION
							101 Lincoln Way West
							McConnellsburg, PA  17233-
1398

or to such other address as Executive or Corporation or Bank may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

	IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

ATTEST:						FNB FINANCIAL CORPORATION


______________________________
By______________________________
, Secretary	    Henry W. Daniels, Vice
Chairman of the Board


ATTEST:						FIRST NATIONAL BANK OF
							 MCCONNELLSBURG


______________________________
By______________________________
, Secretary	    Henry W. Daniels, Vice
Chairman of the Board

WITNESS:


____________________________  	___________________________
 _
							Daniel E. Waltz, Executive














Page 6 of 6 Pages






 	Exhibit 13

FNB FINANCIAL CORPORATION

2000 ANNUAL FINANCIAL REPORT

C O N T E N T S


		Page

INDEPENDENT AUDITOR'S REPORT	1

CONSOLIDATED FINANCIAL STATEMENTS

	Balance sheets	2
	Statements of income	3
	Statements of changes in stockholders' equity	4
	Statements of cash flows	5 and 6
	Notes to consolidated financial statements	7 - 23

ACCOMPANYING FINANCIAL INFORMATION

	Selected five year financial data	24
	Summary of quarterly financial data	25
	Distribution of assets, liabilities and stockholders' equity, interest
	  rates, and interest differential	26
	Changes in net interest income	27
	Maturities of investment securities	28
	Management's discussion and analysis of financial condition and
	  results of operations	29-44


INDEPENDENT AUDITOR'S REPORT



Board of Directors
FNB Financial Corporation
McConnellsburg, Pennsylvania


	We have audited the accompanying consolidated balance sheets of FNB Financial Corporation and its wholly-owned subsidiary as of December
31, 2000 and 1999, and the related consolidated statements of income, changes in
stockholders' equity, and cash flows for each of the three years ended December 31,
2000.	These consolidated financial statements are the
responsibility of the Corporation's management.  Our
responsibility is to express an opinion on these consolidated
2001.	 financial statements based on our audits.

	We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Financial
 Corporation and its wholly-owned subsidiary as of December 31, 2000 and 1999
 and the results of their operations and their cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




						/s/ Smith Elliott Kearns &
Company, LLC




Chambersburg, Pennsylvania
February 14, 2001


FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999


           ASSETS
                             2000                    1999

Cash and due from banks	$    4,020,479	$
3,565,173
Interest-bearing deposits with banks	778,546	723,094
Investment securities:
	Available for sale	26,768,521	28,085,248
	Held to maturity (fair value $ 1,135,971 - 2000;
	  $ 1,556,865 - 1999)	1,207,835	1,669,712
Federal Reserve, Atlantic Central Banker's
  Bank and Federal Home Loan Bank stock	833,700	681,200
Loans, net of unearned discount and allowance
  for loan losses	83,112,173	76,137,080
Bank building, equipment, furniture and fixtures, net	3,069,015	3,119,101
Accrued interest and dividends receivable	789,393	687,259
Deferred income taxes	291,325	676,502
Other real estate owned	168,653	165,603
Cash surrender value of life insurance	2,209,915	2,107,104
Other assets
376,680	          312,107
		Total assets	$ 123,626,235	$ 117,929,183


	LIABILITIES

Deposits:
	Demand deposits	$   11,798,431	$
10,959,096
	Savings deposits	29,407,101	27,567,017
	Time certificates	62,129,564	60,509,040
	Other time deposits	         297,392
294,783
		Total deposits	103,632,488	99,329,936
Liability for borrowed funds	6,176,901	6,364,996
Accrued dividends payable	192,000	172,000
Accrued interest payable and other liabilities	       1,076,819
861,514
		Total liabilities	   111,078,208	  106,728,446

	STOCKHOLDERS' EQUITY

Capital stock, common, par value $ .315; 12,000,000 shares
  authorized; 800,000 shares issued and outstanding	252,000	252,000
Additional paid-in capital	1,789,833	1,789,833
Retained earnings	10,623,726	10,125,145
Accumulated other comprehensive income (loss)	(          117,532)	(
     966,241)
		Total stockholders' equity	    12,548,027
11,200,737

		Total liabilities and stockholders' equity	$ 123,626,235	$
117,929,183



    The Notes to Consolidated Financial Statements are an integral part of these statements.

FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2000, 1999 and 1998


                        2000                  1999
1998
Interest and Dividend Income
	Interest and fees on loans	$ 6,902,812	$ 5,766,741	$ 5,450,880
	Interest on investment securities:
		U. S. Treasury securities	0	1,585	12,522
		Obligations of other U. S.
		  Government agencies	1,296,141	1,366,191	1,405,213
		Obligations of States and
		  political subdivisions	421,345	485,198	492,672
	Interest on deposits with banks	49,664	68,182	81,635
	Dividends on equity securities	61,901	33,995	28,329
	Interest on federal funds sold	       22,725	       80,297	      249,941
				8,754,588	7,802,189	7,721,192
Interest Expense
	Interest on borrowed funds	455,828	88,932	11,368
	Interest on deposits	  4,240,673	  4,030,292	  4,101,076
		Net interest income	4,058,087	3,682,965	3,608,748
Provision for Loan Losses	     231,319	     190,000	     474,814
		Net interest income after provision
		  for loan losses	  3,826,768	  3,492,965	  3,133,934

Other Income
	Service charges on deposit accounts	181,902	123,731	85,375
	Other service charges, collection and
	  exchange charges, commissions and fees	283,232	260,990	228,450
	Other income, net	159,272	186,085	72,820
	Securities gains (losses)	(            474)	       49,655	     143,288
				     623,932	     620,461	     529,933
Other Expenses
	Salaries and wages	1,341,280	1,251,344	1,129,581
	Pensions and other employee benefits	355,250	326,859	288,473
	Net occupancy expense of bank premises	252,023	236,758	209,206
	Furniture and equipment expenses	269,592	258,525	241,535
	Other operating expenses	   1,048,825	     956,086	     903,406
				   3,266,970	  3,029,572	  2,772,201
		Income before income taxes	1,183,730	1,083,854	891,666

	Applicable income taxes	      229,149	      180,572	     109,716

		Net income	$    954,581	$    903,282	$   781,950

Earnings per share of common stock:
		Net income	$         1.19	$          1.13	$         0.98

		Weighted average shares outstanding	800,000	800,000	800,000



        The Notes to Consolidated Financial Statements are an integral part of these statements.

FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2000, 1999 and 1998


               Accumulated

     Additional                                         Other
          Total
                                                    Common
Paid-In             Retained         Comprehensive  Stockholders'
                                                      Stock
 Capital              Earnings          Income (Loss)          Equity

Balance, December 31, 1997	$ 252,000	$ 1,789,833	$ 9,163,913
	$ 184,003	$ 11,389,749

Comprehensive income:
	Net income	0	0	781,950	0	781,950
	Changes in unrealized gain
	  on securities available for
	  sale, net of taxes of
	  $ 35,477	             0	                0	                0
   68,867	       68,867
Total comprehensive income					     850,817

	Cash dividends declared on
	  common stock ($ .405
	  per share)	             0	                0	(       324,000)
           0
   324,000)

Balance, December 31, 1998	 252,000	 1,789,833	 9,621,863	 252,870	11,916,566

Comprehensive income:
	Net income	0	0	903,282	0	903,282
	Changes in unrealized gain
	  (loss) on securities
	  available for sale, net
	  of taxes of ($ 628,026)	              0	                 0	                 0
1,219,111)
Total comprehensive income					(        315,829)

	Cash dividends declared on
	  common stock ($ .50
	  per share)	            0	               0	(       400,000)
    0	(        400,000)

Balance, December 31, 1999	 252,000	 1,789,833	 10,125,145
966,241)	 11,200,737

Comprehensive income:
	Net income	0	0	954,581	0	954,581
	Changes in unrealized gain
	  on securities available for
	  sale, net of taxes of
	  $ 437,213	              0	                 0	                 0
  848,709
Total comprehensive income					     1,803,290

	Cash dividends declared on
	  common stock ($ .57
	  per share)	            0	               0	(       456,000)
     0	(        456,000)

Balance, December 31, 2000	 $ 252,000	 $ 1,789,833	 $ 10,623,726
	($   117,532)	 $ 12,548,027


The Notes to Consolidated Financial Statements are an integral part of these statements.

FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000, 1999 and 1998


                  2000                     1999               1998

Cash flows from operating activities:
	Net income	$    954,581	$   903,282	$      781,950
	Adjustments to reconcile net income to net
	  cash provided by operating activities:
		Depreciation and amortization	288,168	278,402	269,418
		Provision for loan losses	231,319	190,000	474,814
		Deferred income taxes	(        52,037)	(         31,487)	(        120,346)
		Loss on sale of other real estate	805	12,281	9,904
		Increase in cash surrender value of life insurance	(      102,811)
    81,594)
     40,510)
		(Gain) loss on sales/maturities of investments	474	(         49,655)
   143,288)
       865)	(              554)	0
		(Increase) decrease in accrued interest
		  receivable	(      102,134)	31,285	(        108,303)
		Increase (decrease) in accrued interest
		  payable and other liabilities	215,305	(           6,617)	129,932
		(Increase) decrease in other assets	(        84,490)	       14,124
    17,511

Net cash provided by operating activities	  1,348,315	  1,259,467	    1,271,082
Cash flows from investing activities:
	Net (increase) decrease in interest bearing
	  deposits with banks	(        55,453)	1,296,518	4,030,934
	Maturities of held-to-maturity securities	461,877	779,909	1,072,165
	Purchases of held-to-maturity securities	0	0	(       545,947)
	Proceeds from sales of available-for-sale securities	0	1,151,501	3,746,590
	Maturities of available-for-sale securities	2,742,252
	4,145,757	6,135,245
 140,076)	(
2,292,472)	(  16,183,311)
	Proceeds from sales of other real estate owned	274,087	207,527	156,912
Net (increase) in loans	(   7,480,801)	(  14,466,397)	(    3,371,383)
	Purchase of other bank stock	(      152,500)	(       287,100)
      4,500)
  	Purchases of bank premises and
	  equipment, net	(      222,058)	(       187,627)	(      106,587)
	Purchase of life insurance	0	0	(   1,985,000)
	Proceeds from sale of equipment	         1,206	          1,054
            0

Net cash (used) by investing activities	(   4,571,466)	(    9,651,330)
	(   7,054,882)
Cash flows from financing activities:
	Net increase in deposits	4,302,552	(     1,173,998) 	7,244,245
	Cash dividends paid	(      436,000)	(        336,000)	(      320,000)
	Net short-term borrowings	(   2,933,000)	3,701,000	0
	Proceeds from long-term borrowings	12,250,000	2,500,000	0
	Principal payments on borrowings	(   9,505,095)	(           4,768)
 291,955)

Net cash provided by financing activities	   3,678,457	   4,686,234
	   6,632,290



        The Notes to Consolidated Financial Statements are an integral part of these statements.

FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

Years Ended December 31, 2000, 1999 and 1998




                 2000                   1999                   1998

Net increase (decrease) in cash and cash equivalents	$    455,306	($ 3,705,629)
	$    848,490

Cash and cash equivalents, beginning balance	      3,565,173	   7,270,802
	   6,422,312
Cash and cash equivalents, ending balance	$ 4,020,479	$ 3,565,173	$ 7,270,802

Supplemental disclosure of cash flows information:

	Cash paid during the year for:

		Interest	$ 4,610,819	$ 4,118,343	$ 4,114,164
		Income taxes	167,419	226,385	159,550
Supplemental schedule of noncash investing and financing activities:

	Unrealized gain (loss) on securities
	  available-for-sale, net of income tax effect	$    848,709	($ 1,219,111)
68,867
	Other real estate acquired in settlement of loans	274,389	59,900	100,000
	Loan advanced for sale of other real estate owned	0	0	93,000























The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.	Significant Accounting Policies

	Nature of Operations

FNB Financial Corporation's primary activity consists of owning and supervising its subsidiary, The First National Bank of McConnellsburg, which is engaged in providing banking and bank related services in South Central Pennsylvania, and Northwestern Maryland. Its five offices are located in McConnellsburg (2), Fort Loudon and Needmore, Pennsylvania, and Hancock, Maryland.

	Principles of Consolidation

The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiary, The First
National Bank of McConnellsburg. All significant intercompany transactions and accounts have been eliminated.

First Fulton County Community Development Corporation (FFCCDC) was formed as a wholly-owned subsidiary of The First National Bank of McConnellsburg. The purpose of FFCCDC is to serve the needs of low-to-moderate income individuals and small business in Fulton County under the Community Development and Regulatory Improvement Act of 1995.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for losses on loans and foreclosed real estate. Such agencies may require the corporation to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.
 Because of these factors, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

Note 1.	Significant Accounting Policies (Continued)

	Cash Flows

For purposes of the statements of cash flows, the Corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "Cash and Due From Banks" and "Federal Funds Sold". As permitted by Statement of Financial Accounting Standards No. 104, the Corporation has elected to present the net increase or decrease in deposits in banks, loans and deposits in the Statements of Cash Flows.

	Investment Securities

In accordance with Statement of Financial Accounting Standards
Number 115 (SFAS 115) the Corporation's investments in securities are classified in three categories and accounted for as follows:

	?	Trading Securities.  Securities held principally for resale
in the near term are classified as
trading securities and recorded at their fair values.
Unrealized gains and losses on trading securities are included in other income.

	?	Securities to be Held to Maturity.  Bonds and notes for
which the Corporation has the
positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

	?	Securities Available for Sale.  Securities available for
sale consist of equity securities,
bonds and notes not classified as trading securities nor as
securities to be held to maturity.  These are securities
that management intends to use as a part of its asset and
liability management strategy and may be sold in response
to changes in interest rates, resultant prepayment risk and
other related factors.  Unrealized holding gains and
losses, net of tax, on securities available for sale are
reported as a net amount in other comprehensive income
until realized.  Gains and losses on the sale of securities
available for 	sale are determined using the specific-
identification method.

	Fair values for investment securities are based on quoted market prices.

	The Corporation had no trading securities in 2000 or 1999.

	Federal Reserve Bank, Atlantic Central Banker's Bank, and
	  Federal Home Loan Bank Stock

These investments are carried at cost. The Corporation is required to maintain minimum investment balances in these stocks, which are not actively traded and therefore have no readily determinable market value.

	Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of carrying value or fair value of the underlying collateral less cost to sell. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Legal fees and other costs related to foreclosure proceedings are expensed as they are incurred.

Note 1.	Significant Accounting Policies (Continued)

	Loans and Allowance for Possible Loan Losses

Loans are stated at the amount of unpaid principal, reduced by unearned discount, deferred loan origination fees, and an allowance for loan losses. Unearned discount on installment loans is recognized as income over the terms of the loans by the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Amortization of premiums and accretion of discounts on acquired loans are recognized in interest income using the interest method over the period to maturity. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.
 The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

In accordance with SFAS No. 91, loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan's yield. The Corporation is amortizing these amounts over the contractual life of the related loans. Deferred loan origination fees were $ 225,776 and $ 215,670 at December 31, 2000 and 1999, respectively. Deferred loan costs were $ 108,763 and $ 113,885 at December 31, 2000 and 1999, respectively.

	Nonaccrual/Impaired Loans

The accrual of interest income on loans ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income unless fully collateralized. Subsequent payments received either are applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received.

	Bank Building, Equipment, Furniture and Fixtures and
Depreciation

Bank building, equipment, furniture and fixtures are carried at cost less accumulated depreciation. Expenditures for replacements are capitalized and the replaced items are retired. Maintenance and repairs are charged to operations as incurred. Depreciation is computed based on straight-line and accelerated methods over the estimated useful lives of the related assets as follows:

			Years

			Bank building	5-40
			Equipment, furniture and fixtures	3-20
			Land improvements	10-20
			Leasehold improvements	7-20

	Earnings Per Share

Earnings per common share were computed based upon weighted average shares of common stock outstanding of 800,000 for 2000, 1999 and 1998 after giving retroactive recognition to a two-for-one stock split issued September 1, 2000.

Note 1.	Significant Accounting Policies (Continued)

	Intangibles

Intangible costs are amortized on a straight-line basis over fifteen years.

	Federal Income Taxes

As a result of certain timing differences between financial statement and federal income tax reporting, deferred income taxes are provided in the financial statements. See Note 7 for further details.

	Advertising

	The corporation follows the policy of charging costs of
advertising to expense as incurred.  	Advertising expense was $ 98,561,
$ 63,268, and $ 84,311 for 2000, 1999 and 1998, 	respectively.

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

The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

	?	Cash and Short-Term Instruments.  The carrying amounts of
cash and short-term
instruments approximate their fair value.

	?	Securities to be Held to Maturity and Securities Available
for Sale.  Fair values for
investment securities are based on quoted market prices.

	?	Loans Receivable.  For variable-rate loans that reprice
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

	?	Deposit Liabilities.  The fair values disclosed for demand
deposits are, by definition, equal
to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate certificates of deposit, and fixed-term money market accounts approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit and IRA's are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

Note 1.	Significant Accounting Policies (Continued)

?	Short-Term Borrowings.  The carrying amounts of federal
funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

?	Long-Term Borrowings.  The fair value of the Bank's long-
term debt is estimated using a discounted cash flow analysis based on the Bank's current incremental borrowing rate for similar types of borrowing arrangements.

	?	Accrued Interest.  The carrying amounts of accrued interest
approximate their fair values.

	?	Off-Balance-Sheet Instruments.  The Bank generally does not
charge commitment fees.
Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

	Comprehensive Income

The Corporation has adopted Statement of Financial Accounting Standards (SFAS) No. 130 - Reporting Comprehensive Income.
Under SFAS No. 130, comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders. Comprehensive income includes net income and certain elements of "other comprehensive income" such as foreign currency transactions; accounting for futures contracts; employers accounting for pensions; and accounting for certain investments in debt and equity securities.

The Corporation has elected to report its comprehensive income in the statement of stockholders' equity. The only element of "other comprehensive income" that the Corporation has is the unrealized gain or loss on available for sale securities.

The components of the change in net unrealized gains (losses) on securities were as follows:


                                    2000                     1999
                1998

	Gross unrealized holding gains (losses) arising
	  during the year	$ 1,285,448	($ 1,797,482)	$ 247,632
	Reclassification adjustment for (gains)/losses
	  realized in net income	           474	(        49,655)	(   143,288)
	Net unrealized holding gains (losses) before taxes	1,285,922
	(   1,847,137)	104,344
	Tax effect	(     437,213)	      628,026	(     35,477)
	Net change	$   848,709	($ 1,219,111)	$   68,867

Note 2.	Investment Securities

The amortized cost and fair values of investment securities available for sale at December 31 were:

                        Gross         Gross

Amortized        Unrealized   Unrealized              Fair

Cost                 Gains           Losses                Value


                             2000
	Obligations of other U.S.
	  Government agencies	$ 16,669,612	$ 254,301	($     440,093)	$ 16,483,820
	Obligations of states and
	  political subdivisions	8,392,131	55,935	(        46,492)	8,401,574
	Mortgage-backed securities	881,099	     382	(          3,343)	878,138
	SBA Loan Pool certificates	    793,610	    854	(          5,897)	    788,567
	Equities in local bank stock	        210,148	     15,219	(          8,945)
   216,422
		Totals	$ 26,946,600	$ 326,691	($    504,770)	$ 26,768,521


                            1999
	Obligations of other U.S.
	  Government agencies	$ 17,836,357	$           0	($    919,059)	$ 16,917,298
	Obligations of states and
	  political subdivisions	9,358,341	2,720	(       508,099)	8,852,962
	Mortgage-backed securities	1,066,353	     4,880	(         31,973)	1,039,260
	SBA Loan Pool certificates	    1,078,051	    2,889	(
4,324)	    1,076,616
	Equities in local bank stock	        210,148
    21,036)
   199,112
		Totals	$ 29,549,250	$  20,489
	($ 1,484,491)	$ 28,085,248

	The amortized cost and fair values of investment securities
held to maturity at December 31 	were:


                         Gross            Gross

Amortized         Unrealized    Unrealized           Fair

 Cost                 Gains           Losses              Value


                                   2000

	SBA loan pool certificates	$    682,099	$     971	($     8,494)	$    674,576
	Obligations of other U.S.
	  government agencies	      525,736	         0	(     64,341)	      461,395
		Totals	$ 1,207,835	$    971	($   72,835)	$ 1,135,971


                                   1999

	SBA loan pool certificates	$  829,394	$ 2,283	($     9,079)	$    822,598
	Obligations of other U.S.
	  government agencies	490,258	0	(   105,988)	384,270
	Obligations of states and
	  political subdivisions	      350,060	     237	(          300)	      349,997
		Totals	$ 1,669,712	$ 2,520	($ 115,367)	$ 1,556,865

The amortized cost and fair values of investment securities available for sale and held to maturity at December 31, 2000 by contractual maturity, are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

Note 2.	Investment Securities (Continued)


Securities Available                          Securities Held
                                                            - - - - - -
- - for Sale - - - - - - -           - - - - - to Maturity - - - - -
                                                              Amortized
          Fair                     Amortized           Fair
                                                                  Cost
             Value                         Cost              Value

	Due in one year or less	$     855,022	$        854,013	$
    0	$             0
	Due after one year but
	  less  than five years	7,619,949	7,605,278	0	0
	Due after five years but
	  less than ten years	11,498,389	11,400,119	0	0
	Due after ten years	     5,088,383	    5,025,984	      525,736	      461,395
				25,061,743	24,885,394	525,736	461,395
	Mortgage-backed securities	881,099	878,138	0	0
	SBA loan pool certificates	793,610	788,567	682,099	674,576
	Equities in local bank stock	        210,148	        216,422
          0	               0
		Totals		$ 26,946,600	$ 26,768,521	$ 1,207,835	$ 1,135,971

There were no sales of investment securities available for sale during 2000.

Proceeds from sales of investment securities available for sale during 1999 were $ 1,151,501. Gross losses on these sales were $ 4,101 and gross gains were $ 53,756. Related taxes were $ 16,883.

Proceeds from sales of investment securities available for sale during 1998 were $ 3,746,590. Gross losses on these sales were $ 3,441 and gross gains were $ 146,729. Related taxes were $ 48,718.

There were no sales of investment securities held-to-maturity in 2000, 1999 or 1998.

Investment securities carried at $ 6,649,820 and $ 9,326,047 at December 31, 2000 and 1999, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

Note 3.	Loans

	Loans consist of the following at December 31:

                                               2000
1999

                                                       (000 omitted)
	Real estate loans:
		Construction and land development	$  1,583	$       22
		Secured by farmland	5,428	3,866
		Secured by 1-4 family residential properties	42,768	40,183
		Secured by multi-family residential properties	524	642
		Secured by nonfarmland
nonresidential properties	11,943	7,407		Loans to farmers (except loans secured
		  primarily by real estate)	3,613	5,455
	Commercial, industrial and state and political subdivision loans	9,440	7,843
	Loans to individuals for household, family, or other personal
	  expenditures	7,640	11,423	All other loans	    1,616	     1,391
			Total loans	84,555	78,232
	Less:  Unearned discount on loans	632	1,349
		Allowance for loan losses	       811	       746
			Net Loans	$ 83,112	$ 76,137
-13-


Note 3.	Loans (Continued)

The following table shows maturities and sensitivities of loans to changes in interest rates based upon contractual maturities and terms as of December 31, 2000.


        Due Over 1
                                                         Due Within
 But Within        Due Over  Nonaccruing
                       (000 omitted)                  1 Year
5 Years            5 Years        Loans          Total

	Loans at pre-determined
	  interest rates	$    1,315	$ 11,976	$ 33,991	$   90	$ 47,372
	Loans at floating or
	  adjustable interest rates	   6,742	     4,057	   26,151	   233	   37,183
			Total (1)	$ 8,057	$ 16,033	$ 60,142	$ 323	$ 84,555

	(1)	These amounts have not been reduced by the allowance
for possible loan losses or
		unearned discount.

The Bank has granted loans to the officers and directors of the corporation and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $ 1,612,752 and $ 2,370,934 at December 31, 2000 and 1999, respectively. During 2000,
$ 887,053 of new loans were made and repayments totaled $
1,645,235.   During 1999,
$ 1,814,319 of new loans were made and repayments totaled
$ 1,690,967.

Outstanding loans to Bank employees totaled $ 1,311,611 and $
1,279,747 for years ended December 31, 2000 and 1999, respectively.

Note 4.	Allowance for Loan Losses

	Activity in the allowance for loan losses is summarized as follows:


                                  2000              1999           1998

                                                (000 omitted)
	Allowance for loan losses, beginning of the year	$ 746	$ 732	$ 426

	Loans charged-off during the year:
		Real estate mortgages	89	100	25
		Installment loans	90	40	89
		Commercial and all other loans	     24	    61	    89
			Total charge-offs	203	201	203
	Recoveries of loans previously charged-off:
		Real estate mortgages	12	0	0
		Installment loans	24	24	33
 1	      1	      1
			Total recoveries	37	25	34
		Net loans charged-off (recovered)	166	176	169
		Provision for loan losses charged to  operations	   231	   190	   475
		Allowance for loan losses, end of the year	$ 811	$ 746	$ 732

Note 4.	Allowance for Loan Losses (Continued)

	A breakdown of the allowance for loan losses as of December 31 is as follows:

                                                             - - - - -
- - - -2000- - - - - - - - - -   - - - - - - - - - -1999- - - - - - - -
-

              Percent of                               Percent of
                                                            Allowance
         Loans in         Allowance          Loans in
                        (000 omitted)                  Amount
Each Category    Amount         Each Category

	Commercial, industrial
	  and agriculture loans	$ 529	33.78%	$ 295	28.04%
	1-4 family residential
	  mortgages		92	42.30%	222
	42.32%
	Consumer and
	  installment loans	69	7.65%	67	12.03%
	Off balance sheet commitments	121	16.36%	110
	17.61%
	Unallocated 	      0	   N/A	     52	  N/A
			Total	$ 811	100.0%	$ 746	100.0%

Impairment of loans having a recorded investment of $ 1,228,633 at December 31, 2000 was recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The average recorded investment in impaired loans during 2000 was $ 1,272,272. The total allowance for loan losses related to these loans was $ 120,000 at December 31, 2000. Interest income on impaired loans of $ 118,811 was recognized for cash payments received in 2000.

There were no impaired loans in 1999 or 1998.

Note 5.	Nonaccrual, Past Due and Restructured Loans

	The following table shows the principal balances of nonaccrual loans as of December 31:


                2000                   1999                 1998

	Nonaccrual loans	$ 323,337	$ 422,820	$ 59,204
	Interest income that would have been
	  accrued at original contract rates	$   31,633	$   39,444	$
5,559
	Amount recognized as interest
	  income		    22,933	    16,181	     4,307
			Foregone revenue	$     8,700	$   23,263	$   1,252

	Loans 90 days or more past due (still accruing interest) were as follows at December 31:

                          (000 omitted)
             2000                1999               1998

	Real estate mortgages	$   30	$   55	$ 166
	Installment loans	112	111	5
	Demand and time loans	    41	      0	       0
			Total	$ 183	$ 166	$ 171

Note 6.	Bank Building, Equipment, Furniture and Fixtures

	Bank building, equipment, furniture and fixtures consisted of the following at December 31:


                                  Accumulated         Depreciated
		Description
Cost          Depreciation               Cost

                                            2000
	Bank building (including land $ 231,635)	$ 3,274,342	$    978,291	$ 2,296,051
	Equipment, furniture and fixtures	2,290,079	1,657,916	632,163
	Land improvements	238,503	149,817	88,686
	Leasehold improvements	        64,028	         11,913	        52,115
				$ 5,866,952	$ 2,797,937	$ 3,069,015

Note 6.	Bank Building, Equipment, Furniture and Fixtures (Continued)


                                   Accumulated        Depreciated
		Description
Cost           Depreciation             Cost


                                         1999

	Bank building (including land $ 231,635)	$ 3,267,970	$    895,150	$ 2,372,820
	Equipment, furniture and fixtures	2,091,026	1,485,118	605,908
	Land improvements	238,503	138,489	100,014
	Leasehold improvements	        49,219	          8,860	        40,359
				$ 5,646,718	$ 2,527,617	$ 3,119,101

Depreciation expense amounted to $ 271,803 in 2000, $ 262,036 in 1999, and $ 253,052 in 1998.

Note 7.	Income Taxes

	The components of federal income tax expense are summarized as follows:


                      2000               1999                 1998

	Current year provision	$ 281,186	$ 212,058	$ 230,062
	Deferred income taxes resulting from:
		Differences between financial
		  statement and tax depreciation charges	(     14,708)
  7,817)	(      7,102)
		Differences between financial
		  statement and tax loan loss
		  provision	(     18,868)	(       4,904)	(   103,982)
		Differences between financial statement
		  and tax retirement benefit expense	(     18,461)	(
18,765)	(      9,262)		Applicable income tax	$ 229,149	$ 180,572	$ 109,716

Federal income taxes were computed after adjusting pretax accounting income for nontaxable income in the amount of $
570,394, $ 620,660, and $ 571,240 for 2000, 1999 and 1998,
respectively.

	A reconciliation of the effective applicable income tax rate to
the federal statutory rate is as 	follows:

                                 2000         1999           1998

	Federal income tax rate	34.0%	34.0%	34.0%
	Reduction resulting from:
		Nontaxable income	14.6	17.3	21.7
			Effective income tax rate	19.4%	16.7%	12.3%

	Deferred income taxes at December 31 are as follows:


                                  2000               1999

		Deferred tax assets	$ 318,054	$ 717,939
		Deferred tax liabilities	(     26,729)	(    41,437)
				$ 291,325	$ 676,502

Note 7.	Income Taxes (Continued)

	The tax effects of each type of significant item that gives rise to deferred taxes are:


                                  2000                1999
		Net unrealized (gains) losses on
		  securities available for sale	$   60,547	$ 497,761
		Depreciation expense	(     26,729)	(     41,437)
		Retirement benefit reserve	46,487	28,026
		Allowance for loan losses	   211,020	  192,152
				$ 291,325	$ 676,502

The corporation has not recorded a valuation allowance for the deferred tax assets as management feels that it is more likely than not that they will be ultimately realized.

Note 8.	Employee Benefit Plans

The corporation has a 401-K plan which covers all employees who have attained the age of 20 and who have completed six months of full-time service. The plan provides for the corporation to match employee contributions to a maximum of 5% of annual compensation. The corporation also has the option to make additional discretionary contributions to the plan based upon the corporation's performance and subject to approval by the Board of Directors. The corporation's total expense for this plan was $ 105,078, $ 84,909, and $ 72,887 for the years ended December 31, 2000, 1999 and 1998, respectively.

The corporation adopted three supplemental retirement benefit plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the corporation. The estimated present value of future benefits to be paid totaled $ 136,727 and $ 82,428 at December 31, 2000 and 1999, respectively, which is included in other liabilities. Total annual expense for these plans amounted to $ 54,406, $ 64,339 and $ 27,240 for 2000,
1999 and 1998, respectively.

Note 9.	Deposits

Included in savings deposits are NOW and Super NOW account balances totaling $ 6,192,804 and $ 6,253,110 at December 31, 2000 and 1999, respectively. Also included in savings deposits at December 31, 2000 and 1999 are Money Market account balances totaling $ 10,578,065 and $ 7,737,456, respectively.

Time certificates of $ 100,000 and over as of December 31 were as follows:


                               2000                 1999

                                     (000 omitted)
	Three months or less	$  1,444	$   1,132
	Three months to six months	1,058	1,641
	Six months to twelve months	3,970	903
	Over twelve months	    5,911	    8,616
			Total	$ 12,383	$ 12,292

Interest expense on time deposits of $ 100,000 and over aggregated $ 699,027, $ 688,565 and $ 627,740 for 2000, 1999 and 1998, respectively.

At December 31, 2000 the scheduled maturities of certificates of deposit are as follows (000 omitted):

			2001	$ 33,936
			2002	11,974
			2003	6,756
			2004	3,385
			2005	6,078
			Thereafter	          1
				$ 62,130

Note 9.	Deposits (Continued)

The corporation accepts deposits of the officers, directors and employees of the corporation and its subsidiary on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers, directors and employees totaled $ 2,006,103 and $ 6,658,077 at December 31, 2000 and 1999, respectively.

The aggregate amount of demand deposit overdrafts reclassified as loan balances were
$ 212,482 and $ 177,149 at December 31, 2000 and 1999,
respectively.

Note 10.	Financial Instruments With Off-Balance-Sheet Risk

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

The corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.
 The corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.


                                  Contract or

                              Notional Amount

                                  (000 omitted)

                            2000                1999
	Financial instruments whose contract amounts
	  represent credit risk at December 31:
		Commitments to extend credit	$ 14,897	$ 15,296
		Commercial and standby letters of credit	    1,644	    1,425
				$ 16,541	$ 16,721

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
 The corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the corporation upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The corporation holds collateral supporting those commitments when deemed necessary by management.

Note 11.	Concentration of Credit Risk

The corporation grants agribusiness, commercial and residential loans to customers located in South Central Pennsylvania and Northwestern Maryland. Although the corporation has a diversified loan portfolio, a portion of its customers' ability to honor their contracts is dependent upon the construction and land development and agribusiness economic sectors.

The corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the corporation upon the extension of credit is based on management's credit evaluation of the customer. Collateral held varies but generally includes equipment and real estate.

The corporation maintains deposit balances at correspondent banks, which provide check collection and item processing services to the corporation. The balances with these correspondent banks, at times, exceed federally insured limits, which management considers to be a normal business risk.

Note 12.	FNB Financial Corporation (Parent Company Only) Financial
Information

The following are the condensed balance sheets, statements of income and statements of cash flows for the parent company.

Balance Sheets
December 31

                                                      Assets
                                   2000                      1999

	Cash				$             64	$        26,460
	Interest-bearing deposits with banks	299	6,917
	Marketable equity securities
	  available for sale		216,422	199,112
	Investment in the First National Bank
	  of McConnellsburg	12,526,464	11,148,902
	Other assets				           3,579	           6,252
			Total assets	$ 12,746,828	$ 11,387,643

Liabilities and Stockholders' Equity

	Dividends payable		$      192,000	$      172,000
	Other liabilities			           6,801	          14,906
						198,801	186,906
	Common stock, par value $ .315; 12,000,000
	  shares authorized; 800,000 shares issued
	  and outstanding		252,000	252,000
	Additional paid-in capital	1,789,833	1,789,833
	Retained earnings		10,623,726	10,125,145
	Accumulated other comprehensive income	(        117,532)	(         966,241)
			Total liabilities and stockholders' equity	$ 12,746,828	$ 11,387,643

Note 12.	FNB Financial Corporation (Parent Company Only) Financial
Information (Continued)

Statements of Income
Years Ended December 31


                   2000                      1999                1998
	Cash dividends from wholly-owned
	  subsidiary				$ 436,000	$ 364,000	$ 327,000
	Interest on deposits with banks	330	451	327
	Dividend income - Marketable
	  equity securities		5,938	4,780	3,387
	Securities gains		0	39,800	49,000
	Equity in undistributed income of
	  subsidiary				   540,277	   520,400	   420,069
						982,545	929,431	799,783
	Less:  holding company expenses	     27,964	     18,378	     12,927
			Income before income taxes	954,581	911,053	 786,856
	Applicable income taxes	            0	      7,771	      4,906
			Net income	$ 954,581	$ 903,282	$ 781,950

Statements of Cash Flows
Years Ended December 31

                   1998                 1997
	Cash flows from operating activities:
		Net income			$ 954,581	$ 903,282	$ 781,950
		Adjustments to reconcile net
		  income to cash provided by
		  operating activities:
			Equity in undistributed income
			  of subsidiary	(    540,277)	(   520,400)	(    420,069)
	(Gain) on sales of investments	0	(     39,800)	(      49,000)
			(Increase) decrease in other assets	(        1,080)	445	            235
			Increase (decrease) in other liabilities	(      10,238)	      5,405
  9,118
	Net cash provided by operating activities	   402,986	  348,932	  322,234

	Cash flows from investing activities:
		Net (increase) decrease in interest bearing deposits
		  with banks		    	6,618	5,044	(      11,961)
		Purchase of marketable equity securities
		  available for sale	0	(    71,002)	(    139,146)
		Sales of marketable equity securities
		  available for sale	            0	   74,200	  105,000
	Net cash provided (used) by investing activities	     6,618	     8,242
 46,107)

	Cash flows from financing activities:
		Cash dividends paid	(   436,000)	(  336,000)	(    320,000)

	Net increase (decrease) in cash	   (     26,396)	 21,174	(      43,873)
	Cash, beginning balance	    26,460	      5,286	     49,159
	Cash, ending balance	$         64	$   26,460	$     5,286

Note 13.	Regulatory Matters

Dividends paid by FNB Financial Corporation are generally provided from the dividends it receives from the Bank. The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Bank may not, without prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends that the Bank could declare without the approval of the Comptroller of the Currency amounted to approximately $ 2,302,058 and $ 2,266,858 at December 31, 2000
and 1999, respectively.

	FNB Financial Corporation's balance of retained earnings at December 31, 2000 is
$ 10,623,726 and would be available for cash dividends, although payment of dividends to such extent would not be prudent or likely. The Federal Reserve Board, which regulates bank
 	holding companies, establishes guidelines which indicate that cash dividends should be covered
 	by current period earnings.

The Bank is also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines, the Bank is required to maintain minimum capital ratios. The "leverage ratio" compares capital to adjusted total balance sheet assets. "Tier I" and "Tier II" capital ratios compare capital to risk-weighted assets and off-balance sheet activity. A comparison of the Corporation's capital ratios to regulatory minimums at December 31 is as follows:


FNB Financial Corporation         Regulatory Minimum

  2000                  1999                     Requirements

	Leverage ratio		10.03%	9.36%
	4%

	Risk-based capital ratios/
	  Tier I (core capital)	16.09%	15.39%	4%

	  Combined Tier I and
	   Tier II (core capital
	   plus allowance for loan
	   losses)
	17.15%	16.43%	8%

	As of December 31, 2000 the most recent regulatory exam from the Office of the Comptroller of
	the Currency categorized the Bank as well capitalized under the regulatory frame work for prompt
	corrective action. There are no conditions or events since that notification that management
	believes have changed the Bank's category.

Note 14.	Compensating Balance Arrangements

Required deposit balances at the Federal Reserve were $ 105,000 and $ 125,000 for 2000 and 1999, respectively. Required deposit balances at Atlantic Central Banker's Bank were $ 425,000 and $ 470,000 at December 31, 2000 and 1999, respectively. These balances are maintained to cover processing costs and service charges.

Note 15.	Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments were as follows at December 31:

  - - - - - - - - 2000 - - - - - - -    - - - - - - - 1999 - - - - - -
- -

   Carrying             Fair            Carrying           Fair

    Amount            Value            Amount           Value
	FINANCIAL ASSETS
		Cash and due from banks	$ 4,020,479	$ 4,020,479	$ 3,565,173	$ 3,565,173
		Interest-bearing deposits in banks	778,546	780,309	723,094	723,094
		Securities available for sale	26,768,521	26,768,521	28,085,248	28,085,248
		Securities to be held to maturity	1,207,835	1,135,971	1,669,712	1,556,865
		Other bank stock	833,700	833,700	681,200	681,200
		Loans receivable	83,112,173	82,085,602	76,137,080	75,406,951
		Accrued interest receivable	789,393	789,393	687,261	687,261

	FINANCIAL LIABILITIES
		Time certificates	62,129,564	62,963,904	60,509,040	61,286,056
		Other deposits		41,502,924	41,502,924	38,820,896	38,820,896
		Accrued interest payable	677,632	677,632	582,198	582,198
		Liability for borrowed funds	6,176,901	6,578,604	6,364,996	6,358,080

Note 16.	Liability for Borrowed Funds

	The Bank received Community Investment Program funding from the
Federal Home Loan
Bank of Pittsburgh for $ 175,000 at a fixed rate of 6.64% and an amortization term of 20 years. Required payments on this loan are as follows:

			2001	$    5,443
			2002	5,816
			2003	6,214
			2004	6,639
			2005	7,094
			Thereafter	   127,695
				$ 158,901

	The Bank has borrowed on convertible ten year/three month borrowing arrangements with
Federal Home Loan Bank of Pittsburgh. The balance outstanding at December 31, 2000 on these arrangements was $ 5,250,000 at variable interest rates ranging from 5.83% to 6.54% maturing
July 2010 through August 2010.

The conversion feature allows Federal Home Loan Bank to convert the loan to repayment on the one year anniversary of the loan date and quarterly thereafter, subject to notification of the Bank's intentions to return the debt or allow conversion to repayment.

	On December 17, 1999, the Bank borrowed on a convertible five year/three month borrowing
	arrangement with Federal Home Loan Bank of Pittsburgh. The current rate is 5.6% subject to
	the first adjustment date of March 17, 2000 with final maturity of December 17, 2004.
	The balance was $ 2,500,000 at December 31, 1999. This was returned in June 2000 and is no
	longer an outstanding obligation at December 31, 2000.

	The Bank secured a line of credit with Federal Home Loan Bank of Pittsburgh for
$ 17,750,000 on December 1, 1999.  The outstanding balance at
December 31, 2000 and 1999 was $ 768,000 and $ 1,201,000 at a
variable rate of 6.63% and 4.05%, respectively scheduled to mature November 29, 2001.

The Bank had two loans which carried a 4.27% fixed rate with issue dates of December 30, 1999 and December 31, 1999 and maturity dates of January 6, 2000 and January 7, 2000, respectively. These loans were held by Federal Home Loan Bank of Pittsburgh. The balance on these loans totaled $ 2,500,000 at December 31, 1999.

Note 16.	Liability for Borrowed Funds (Continued)

	The total maximum borrowing capacity of the Bank from Federal
Home Loan Bank at
	December 31, 2000 was $ 44,367,000. Collateral for borrowings at the Federal Home Loan
Bank of Pittsburgh consists of various securities and the Corporation's 1-4 family mortgages with a total value of approximately $ 57,171,000.

	The following represents a summary of the liability for borrowed funds at December 31:


                                    2000                        1999
		FHLB CIP Loan	$    158,901	$    163,996
		Repurchase Agreement	   0	2,500,000
		Convertible Loan Arrangement	   5,250,000	2,500,000
		Line of Credit	     768,000	   1,201,000
				$ 6,176,901	$ 6,364,996
Note 17.	Operating Lease

	The Corporation leases its Hancock, Maryland office. The original lease term is ten years with three separate successive options to extend the lease for a term of five years each. Monthly rent is $ 1,800 and the lessee pays a proportionate share of other operating expenses.
 For the years ended December 31, 2000, 1999 and 1998 rent expense under this operating lease was $ 21,600 for each year. Required lease payments for the next five years are as follows:

			2001	$   21,600
			2002	21,600
			2003	21,600
			2004	    21,600
			2005	21,600
			Thereafter	    16,200
				$ 124,200

FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

SELECTED FIVE YEAR FINANCIAL DATA


                                                               2000
         1999            1998               1997            1996
Results of Operations (000 omitted)

	Interest income	$ 8,755	$ 7,802	$ 7,721	$ 7,388	$ 6,965
	Interest expense	4,697	4,119	4,112	3,847	3,694
	Provision for loan losses	     231	    190	     475	     233	        96
	Net interest income after
	  provision for loan losses	3,827	3,493	3,134	3,308	3,175
	Other operating income	624	621	530	349	270
	Other operating expenses	  3,267	  3,030	   2,772	  2,608	   2,270
	Income before income taxes	1,184	1,084	892	1,049	1,175
	Applicable income tax	     229	     181	     110	     193	      218
		Net income	$   955	$   903	$   782	$   856	$    957

Common Share Data

Per share amounts are based on weighted average shares of common stock outstanding of 800,000 for 2000, 1999, 1998, 1997 and 1996 after giving retroactive recognition to a two-for-one stock split issued
September 1, 2000.

	Income before income taxes	$  1.48	$ 1.36	$ 1.12	$   1.31	$   1.47
	Applicable income taxes	.29	.22	.14	.24	.27
		Net income	1.19	1.13	.98	1.07	1.20
	Cash dividend declared	.57	.50	.405	.40	.385
	Book value (actual number
	  of shares outstanding
	  before FAS 115 adjustments)	15.83	15.21	14.58	14.00	13.34
	Dividend payout ratio	47.76%	44.28%	41.43%	37.39%	32.18%

Year-End Balance Sheet Figures
  (000 omitted)

	Total assets		$ 123,626	$ 117,929	$ 113,565	$ 106,020	$ 98,644
	Net loans		83,112	76,137	61,901	59,124	56,260
	Total investment securities -
	  Book value	28,154	31,900	35,348	29,425	33,767
	Deposits-noninterest bearing	11,798	10,959	10,819	9,988	9,250
	Deposits-interest bearing	91,834	88,371	89,685	83,272	77,884
	Total deposits	103,632	99,330	100,504	93,260	87,134
	Total stockholders' equity (before
	  FAS 115 adjustments)	12,666	12,167	11,664	11,206	10,670

Ratios (calculated before FAS 115
  adjustments)

	Average equity/average assets	10.15%	10.49%	10.53%	10.74%	10.87%
	Return on average equity	7.67%	7.53%	6.85%	7.98%	9.18%
	Return on average assets	.78%	.79%	.72%	.86%	1.00%

FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

SUMMARY OF QUARTERLY FINANCIAL DATA




	The unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 are as follows:


                                                             2000
                                           1999
($ 000 omitted                                 Quarter Ended
                        Quarter Ended
 except per share)           Mar. 31   June 30  Sept. 30   Dec. 31
  Mar. 31   June 30  Sept. 30   Dec. 31

Interest income	$ 2,097	$ 2,173	$ 2,255	$ 2,230	$ 1,885	$ 1,899
	$ 1,968	$ 2,050
Interest expense	  1,115	  1,159	   1,202	   1,221	   1,020	     997
	  1,032	  1,070
	Net interest income	982	1,014	1,053	1,009	865	902	936	980

  60	      45	       45	       81
  30	       36
  30	       94
	Net interest income
	  after provision for
	  loan losses	922	969	1,008	928	835	866	906	886
Other income	172	133	145	174	114	126	125	206
Security gains (losses)	0	0	0	0	(          1)	51	0	0
Other expenses	     795	    794	     822	     856	     718	     751
756	     805
	Operating income
	  before
	  income taxes	299	308	331	246	230	292	275	287
Applicable income taxes	      57	     65	       69	       38	      41
56	      42	      42
	Net income	$   242	$  243	$    262	$    208	$   189	$   236	$   233	$   245



Net income applicable
  to common stock
Per share data:
	Net income	$   .30	$   .30	$    .33	$    .26	$    .24	$    .30
	$    .29	$    .30

  FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL
Years Ended December 31



                                      - - - - - - - -2000- - - - - - -
-         - - - - - - - -1999- - - - - - - - -      - - - - - - - -
1998- - - - - - - -
                                                Average
                         Average
Average
   (000 omitted)                     Balance    Interest     Rate
     Balance     Interest     Rate        Balance      Interest   Rate

     ASSETS

Interest bearing
  deposits with banks
  and federal funds sold	$   1,200	$      72	6.00%	$    2,975	$    148
6,098
	$    332	5.44%
Investment securities	30,571	1,780	5.82%	33,114	1,887	5.70%	33,100	1,939	5.86%
Loans			   80,900	   6,903	8.53%	    68,773	   5,767	8.39%
60,265	  5,450	9.05%
	Total interest
	  earning assets	112,671	$ 8,755	7.77%	104,862	$ 7,802	7.44%	99,463
	$ 7,721	7.76%
Cash and due from
  banks			3,746			3,467			2,959
Bank premises and
  equipment		3,072			3,213			3,240
Other assets		      3,200			      2,776			      2,833
	Total assets	$ 122,689			$ 114,318			$ 108,495


LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing
  transaction accounts	$     8,148	$    109	1.34%	$    8,985	$   140
 8,521
	$   143	1.68%
Money market deposit
  accounts		8,460	332	3.92%	7,556	251	3.32%
	8,028	294	3.66%
Other savings deposits	11,095	256	2.31%	11,770	270	2.29%	11,482	307	2.67%
All time deposits	61,863	3,544	5.73%	60,916	3,369	5.53%	   57,892	3,357	5.80%
Liability for borrowed
  funds			      7,468	     456	6.11%	       1,460
89	6.10%	          171	        11	 6.43%
	Total interest
	  bearing
	  liabilities	97,034	$ 4,697	4.84%	90,687	$ 4,119	4.54%	86,094	$ 4,112	4.78%
Demand deposits	12,047			10,849			10,010
Other liabilities	      1,149			          786
 968
	Total liabilities	110,230			102,322			97,072
Stockholders' equity	    12,459			     11,996
11,423
	Total liabilities
	  and stockholders'
	  equity	$ 122,689			$ 114,318			$ 108,495

Net interest income/net
  interest margin/margin
  average earning assets		$ 4,058	3.6%		$ 3,683	3.51%		$ 3,609	3.63%

FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

CHANGES IN NET INTEREST INCOME




                                             - - - -2000 Compared to
1999- - - -       - - - -1999 Compared to 1998- - - -

      Total                                                Total
                                                    Average
Average         Increase            Average         Average
Increase
    (000 omitted)                         Volume           Rate
 (Decrease)           Volume            Rate        (Decrease)

Interest Income
	Interest bearing deposits
	  with banks and
	  federal funds sold	($     88)	$   12	($      76)	($ 170)	($   14)	($ 184)
	Investment securities	(     144)	37	(      107)	1	(     53)	(     52)
	Loans		  1,017	  119	  1,136	   808	(   491)	   317

		Total interest income	$   785	$ 168	$   953	$ 639	($ 558)	$   81
Interest Expense
	Interest bearing
	  transaction accounts	($    13)	($   18)	($     31)	$     8	($   11)	($    3)
	Money market
	  deposit accounts	30	51	81	(     17)	(     26)	(    43)
	Other savings		(      15)	1	(       14)	8	(     45)	(    37)
	All time deposits  	52	123	175	175	(   163)	12
	Liability for borrowed funds	    366	      1	     367	     83	(       5)	    78

		Total interest expense	$   420	$ 158	$    578	$ 257	($ 250)	$    7

		Net interest income			$    375			$  74

FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

MATURITIES OF INVESTMENT SECURITIES
December 31, 2000


	The following table shows the maturities of investment securities at amortized cost as of December 31, 2000, and weighted average yields of such securities. Yields are shown on a taxable equivalent basis, assuming a 34% federal income tax rate.


                                                   Within
    1-5                 5-10                 Over
      (000 omitted)                          1 Year           Years
          Years              10 Years           Total

Obligations of other U.S.
  Government agencies:
	Amortized cost	$ 580	$ 6,700	$   8,329	$ 1,586	$ 17,195
	Yield		5.62%	5.90%	6.42%	6.81%	6.23%

Obligations of state and
  political subdivisions:
	Amortized cost	275	1,020	3,170	3,927	8,392
	Yield		6.69%	6.93%	6.91%	7.15%	7.02%

Mortgage-Backed securities
  and SBA Guaranteed Loan
  Pool Certificates (1):
	Amortized cost	3	101	70	2,183	2,357
	Yield		  8.04%	    6.72%	       8.77%	     7.14%	       7.16%

		Subtotal amortized cost	$ 858	$ 7,821	$ 11,569	$ 7,696	$ 27,944
		Subtotal yield	5.97%	6.04%	6.56%	7.08%	6.54%

Equity Securities						$   1,044
Yield						      5.93%

		Total investment
		  securities					$ 28,988
		Yield					      6.52%


(1)	It is anticipated that these mortgage-backed securities and SBA
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

RESULTS OF OPERATIONS

Overview
Consolidated net income for 2000 was $ 954,581, a $ 51,299, or 5.68% increase from the net income for 1999 of $ 903,282, and an increase of $ 172,631 or 22.08% from the net income of $ 781,950 for 1998. On a per share basis reflecting the two-for-one stock split effective September 1, 2000, net income for 2000 was $ 1.19, based upon average shares outstanding of 800,000, compared to $ 1.13 for 1999 and $ 0.98 for 1998. Results of operations for 2000 as compared to 1999 were impacted by the following items:

	* Net income was positively impacted by a 7.45% increase in average earning assets;

* Net income was negatively impacted by a $ 41,319 increase in the provision for loan losses compared to a $ 284,814 decrease in the provision for loan losses, from a total of $ 474,814 in 1998 to $ 190,000 in 1999.
The decision to substantially increase the allowance in 1998 was based upon several factors:

*	A more critical analysis of our commercial and consumer loan portfolios which resulted in a larger
allocation of the allowance reserved specifically for commercial loans and consumer installment loans.

*	The observation that the current long-run expanding economic cycle may be reaching its peak
	which could result in the slowing down of our economy.

*	*	The instability in the Asian Market, which showed a few signs of stabilization, prompted
		management to assess the "trickle down effects" of a slowing economy and the Asian crisis on
		businesses in our local economy and the potential for an
increase in past due loans and
	delinquency problems; and

*	The assessment of potential problems businesses could encounter regarding Year 2000 computer issues.

*	Net income was negatively impacted by a decrease in net gains on the sale of securities from a net
	gain of $ 49,655 in 1999 to a net loss in 2000 of $ 474 and net gains in 1998 of $ 143,288;

*	Net income was positively impacted by an increasing net interest margin in 2000 of 0.09% from
3.51% in 1999 to 3.60% in 2000 and in 1999 was negatively impacted by a decreasing net interest margin of 0.12% from 3.63% in 1998 to 3.51% in 1999. The increase in 2000 occurred due to a 0.33% increase in the yield on earning assets while the cost of interest bearing liabilities increased 0.30%. In 2000 the yield on earnings assets increased 0.33% due to the following:

*	a 0.14% increase in the yield on loans from 8.39% in 1999
to 8.53% in 2000; a result of rising interest rate
indexes on adjustable rate loans during the entire year.
*	a 0.12% increase in the yield on investment securities
from 5.70% in 1999 to 5.82% in 2000 the result of maturities of lower yielding securities.

*	a 1.02% increase in the yield on federal funds sold and
interest-bearing deposits with
	banks due to increasing yields on federal funds sold throughout the year.

*	Net income was negatively impacted by an increasing cost of
interest bearing liabilities from
4.54% in 1999 to 4.84% in 2000. Net income was positively impacted by a decreasing cost of interest-bearing liabilities of 0.24% from 4.78% in 1998 to 4.54% in 1999. In 2000 the cost of interest-bearing liabilities increased 0.30% due mainly to the following:

*	An increasing cost of money market deposit accounts, from
3.32% in 1999 to 3.92% in
2000.
	*	An increasing cost of time deposits from 5.53% in 1999 to
5.73% in 2000.

*	Net income was negatively impacted by an increase in wage and salary expenses of $89,936, or
	7.19% and employee benefits of $ 28,391, or 8.69%, a direct result of:

	*	Officer and employee raises during the operating year.
	*	Increased participation in our 401K retirement program.

*	Net income was negatively impacted by a $ 15,265 increase in net occupancy expenses and a
	$ 11,067 increase in furniture and equipment expenses as a result of:

*	A $ 8,558 increase in real estate upkeep and repair as a
direct result of grounds
	management expense increases.
	*	A $ 2,000 increase in janitorial expenses.
	*	A $ 3,069 increase in real estate taxes.
	*	A $ 2,569 increase in bank (owned) automobile
depreciation.
	*	A $ 3,277 increase in utility expenses.
*	An increase of $ 4,262 in depreciation expenses on
furniture and equipment due to the
	initial installation and upgrade of our Local Area network.

*	Net income was negatively impacted by a $ 26,813 decrease in other income due to the 1999
demutualization of a life insurance company which insures a portion of the life insurance polices on Directors and key executives. In 1999 this resulted in a gain on the sale of the stock from the demutualization in the amount of $ 64,312.

*	Net income was positively impacted by a $ 58,171 increase in the service charges on deposit
accounts as a result of increased overdraft and minimum balance charges implemented during the 2000 year.

	*	Net income was positively impacted by a $ 22,242 increase in other service charges and fees due to
a $ 11,200 increase in discount brokerage commissions and a $
7,000 increase in late charges on customers installment and mortgage loans.

*	Net income was negatively impacted by a $ 48,600 increase in the current year income tax
	provision resulting primarily from the increase in taxable income in relation to tax free income.

Net income as a percent of total average assets for 2000, also known as return on assets (ROA), was .78% compared to .79% for 1999 and 0.72% for 1998. Net income as a percent of average stockholders' equity for 2000, also known as return on equity (ROE), was 7.67% compared to 7.53% for 1999 and 6.85% for 1998. The ROA and ROE for these periods were impacted by the factors discussed in the preceding paragraphs.

Net Interest Income
Net interest income is the amount by which interest income on loans and investments exceeds interest incurred on deposits and other interest-bearing liabilities. Net interest income is our primary source of revenue. The amount of net interest income is affected by changes in interest rates and by changes in the volume and mix of interest-sensitive assets and liabilities.

Net interest income for 2000 increased $ 375,122 or 10.19% over 1999 and $ 449,339 or 12.45% over 1998. Average earning assets for 2000 increased $ 7,809,000 over 1999 and $ 13,208,000 over 1998. This increase in average earning assets from 1999 to 2000 was the result of:

	*	An increase in average loans in the amount of $12,127,000 or
17.63%.
	* 	A decrease in average investment securities in the amount of
$ 2,543,000 or 7.68%.
*	A decrease in interest-bearing deposits with banks and
federal funds sold in the amount of
	$ 1,775,000 or 59.66%.

The increase in loans at an average yield of 8.53% partially funded by the decrease in investment securities, interest-bearing deposits with banks and federal funds sold at an average yield of 5.82% and 6.00%, respectively, directly contributed to the increase in net interest income.

Earning asset increases were funded in large part by an increase in average borrowings from the Federal Home Loan Bank of Pittsburgh in an amount of $ 6,008,000 while average deposits increased only
$ 1,537,000. The inability of deposits to supply the liquidity for the growth of earning assets was funded, and continues to be funded, by borrowings from the Federal Home Loan Bank (FHLB).

The volume growth in earning assets and interest-bearing liabilities contributed to the increase in net interest income in the amount of $ 365,000 in 2000 over 1999.

The year 2000 was defined by several interest rate increases by the Federal Reserve Board. Following the pattern of increasing rates in 1999, the Federal Reserve continued to increase short term interest rates during the first and second quarters of 2000. At the beginning of the year 2000 the Discount Rate was 5.00% and the Federal Funds Rate was targeted at 5.50%. As of December 31, 2000, the Discount Rate had increased to 6.00% and the Federal Funds rate was targeted at 6.50%, both rates reflecting the last increase which occurred on May 16, 2000. As a result of these increasing interest rates security calls were non-existent during the year as government agencies and municipalities chose not to exercise call options during this increasing interest rate environment. The result was a reliance on deposit increases and borrowing from the Federal Home Loan Bank to fund loan demand. In order to attract and retain deposits we increased interest rates on our premium money market accounts and on our time deposits:

	*	Cost of Money Market deposits increased 60 basis points to
3.92% in 2000 from 3.32% in 1999.
	*	Cost of time deposits increased 20 basis points from 5.53% in
1999 to 5.73% in 2000.

Although our cost of borrowing increased only 1 basis point to 6.11%, our reliance on borrowing to fund loan demand increased over 5 times to average borrowings of $ 7,468,000 in 2000 from $ 1,460,000 in 1999. The overall result of increased borrowings and increased costs of these deposits, as previously discussed, resulted in an increase in our cost of funding assets by 30 basis points to 4.84% in 2000 compared to 4.54% in 1999.

On the asset side the increasing interest rate environment resulted in an increase in yield on our earning assets. As lower yielding investments matured and indexes on adjustable rate loans and securities increased, our yields on earning assets increased:

*	The yield on Interest-bearing deposits and federal funds sold increased 1.02% from 4.98% in
1999 to 6.00% in 2000.
	*	The yield on investment securities increased 12 basis points to 5.82% in 2000 from 5.70% in 1999.
	*	The yield on loans increased 14 basis points from 8.39% in
1999 to 8.53% in 2000.

The net effect of all interest rate fluctuations was to increase net interest income in the amount of $ 10,000 in 2000 from 1999. Due to the overall increase in the yield on earning assets by 0.33%, a $ 12,127,000 increase in our average loan balance which is our highest earning asset and a decreased reliance on our lower interest earning assets of investments and interest-bearing balances with banks, this combination of increased yields and reallocation of earning asset balances was more than enough to offset our increased cost of deposits of 30 basis points to 4.84% in 2000 from 4.54% in 1999. The result was a .09% increase in our net interest margin from 3.51% in 1999 to 3.60% in 2000.

Throughout the first two quarters of 1999, interest rates remained relatively the same with no major changes in Federal Reserve interest
rate policy.   In fact, there were some indications and some
predictions interest rates may continue to decrease during this period. These indications and predictions were quickly put to rest when the FRB abruptly increased interest rates at the very end of the second quarter. This initial increase in short term rates began the trend which resulted in a tightening in monetary policy and increase in interest rates during 1999 of 75 basis points. During 1999, we concentrated on the reduction of the cost of deposits. The result was the following:

	*	A decrease in the cost of interest-bearing transaction
accounts by 0.12% to 1.56%.
	*		A decrease in the cost of Money Market accounts by 0.34% to
3.32%.
	*	A decrease in the cost of savings deposits by 0.38% to 2.29%.
	*		A decrease in the cost of time deposits by 0.27% to 5.53%.

These decreases in the cost of deposits were offset by decreasing yields on earning assets. During the first two quarters of 1999, mortgage refinancings and decreasing adjustable rate indexes on loans resulted in lower yields on the entire loan portfolio. Also during this period investment securities with call features were called as issuers took advantage of the declining rate market to reinvest at lower rates for longer terms. The result was the following:

	*	A decrease of 0.46% in the yield on interest-bearing deposits with banks and federal funds sold.
	*	A decrease of 0.16% in the yield on investment securities.
	*	A decrease of 0.66% in the yield on loans.

The net effect of all interest rate fluctuations was to decrease net interest income in the amount of $ 308,000 in 1999 from 1998. Due to the overall decrease in the yield on earning assets by 0.32%, which was 0.08% more than the 0.24% decrease in the cost of interest-bearing liabilities, we have experienced a decrease in our net interest margin during 1999 compared to 1998. The average net interest margin for 1999 was 3.51% compared to 3.63% for 1998.

As we began the 2001 year, the Federal Reserve has changed its outlook for the economy dramatically and has decreased short term interest 1% during the month of January. Due to this dramatic shift in interest rate policy, we anticipate the yield on earning assets to decrease during the next few quarters as indexes on adjustable rate securities and loans decrease and commercial loan rates and residential lending rates begin to decrease. At the same time the current decreasing interest rate environment has resulted in a refinancing by agencies and municipalities of securities with call features resulting in the loss of longer term, higher yielding investments. The decreases in yields in the loan portfolio will result in lower yields on our earning assets. At the same time competition for deposits has greatly increased as depositors are more savvy, having been encouraged by a seemingly endless economic expansion and limitless opportunities in the stock market to invest their funds in investment vehicles which offer a more attractive yield than bank deposit products. The result has forced us to offer higher deposit rates as deposits of CDs and IRAs had begun to leave the Bank. We have begun to decrease deposit rates on these investment vehicles in order to retain our net interest margin and are offering special deposit terms and rates in order to attract and retain existing deposits. To offset deposit losses and continued loan demand, we will utilize our line of credit at the FHLB. This funding alternative is interest rate sensitive in that the rate reprices on a daily basis. We have matched borrowings at the FHLB with specific loans and have utilized term borrowings to tie up interest rates for longer periods in order to lock-in interest rate spreads. During this period we anticipate a slight decrease in our interest margin; however, this decrease will depend greatly upon present market conditions for both loans and deposits. Current strategies we are utilizing to improve our interest spread are as follows:

	*	Promoting special-term fixed rate certificates of deposit
	*	Developing new equity-based certificates of deposits
	*	Promoting adjustable rate commercial and residential mortgage loan products.
	*	Matching borrowings at the FHLB with specific loan credits.
	*	Retaining the cost of interest-bearing transaction, money
market and savings accounts at their current levels.

Provision for Loan Losses
The loan loss provision is an estimated expense charged to earnings in anticipation of losses attributable to uncollectible loans. The provision is based on our analysis of the adequacy of the allowance for loan losses. The provision for 2000 was $ 231,319, compared to $ 190,000 for 1999, and $ 474,814 for 1998. This increase in annual provision of $ 41,319 in 2000 from 1999 was the result of increasing commercial loan balances which add more volatility and risk to the loan portfolio, as well as, specific provisions for loans we have determined to warrant specific provisions due to issues regarding their total and complete collectability.

The decrease in provision from 1999 to 1998 of $ 284,814 was the result of our assessment that the level of the allowance for loan losses was sufficient to cover anticipated losses and therefore did not require the same size addition which was required in 1998. The sizeable addition in 1998 was determined necessary due to the following:

		*	A critical analysis in 1998 of our commercial and consumer
loan portfolios which resulted in a larger allocation of the allowance reserved specifically for commercial loans and consumer installment loans.

		*	The observation that the current long-run expanding
economic cycle may be reaching its peak which could result in the slowing down of our economy.

		*	The instability in the Asian Market, which showed a few
signs of stabilization, prompted management to assess the "trickle down effects" of a slowing economy and the Asian crisis on businesses in our local economy and the potential for an increase in past due loans and delinquency problems.

		*	The assessment of potential problems businesses could
encounter regarding Year 2000 computer issues.

Total charged-off loans in 2000 were $ 203,000 compared to $ 201,000 in 1999 and $ 203,000 in 1998. Total recoveries in 2000 were $ 37,000 compared to $ 25,000 in 1999 and $ 34,000 in 1998. See discussion on Allowance for Loan Losses.

Other Operating Income and Other Operating Expenses
Other operating income for 2000 was $ 623,932, a $ 3,471 increase over the same period in 1999 and a $ 93,999 increase over the same period in 1998. This increase is mainly attributable to the following:

	*	A $ 102,810 increase in 2000 in the cash value of bank-owned life insurance. The 1999 cash value increase was $ 81,594 while the 1998 increase was $ 44,947.

	*	Service charges on deposit account increasing $ 58,171 due in large part to a $ 5.00 increase in the Overdraft/NSF fee and also to increased deposit accounts, our stricter enforcement of overdraft fees and an increase in minimum balance charges ;


	*	A $ 6,214 increase in Check/Debit Card discount and merchant
Credit Card Discounts.

	*	A $ 20,549 increase in income received from service charges
associated with our checking account club program.

	*	An $ 11,134 increase in discount brokerage commissions.

These increases in other operating income were offset by the following decreases in 2000 from 1999:

	*	In 1999 the demutualization of a life insurance company which insures a portion of the life insurance polices on Directors and key executives. This demutualization resulted in a gain on the sale of the stock in the amount of $ 64,312.

	*	A $ 50,129 decrease in the gains realized on the sale of
investment securities.

	*	A $ 12,166 decrease in commissions received on installment and mortgage credit life and disability insurances.

Total other operating expenses for 2000 increased by $ 237,398 or 7.83% over 1999 and $ 494,769 or 17.85%, over 1998. This increase was mainly the result of the following:

*	An increase in wage and salary expenses of $89,936, or 7.19%
and employee benefits of
 	$ 28,391, or 8.69%, a direct result of:
	*	Officer and employee raises during the operating year.
	*	Increased participation in the our 401K retirement program.
	*	A $ 15,265 increase in net occupancy expenses and a $11,067
increase in furniture and equipment expenses due to:

		*	A $ 8,558 increase in real estate upkeep and repair as a
direct result of grounds management expense increases.
		*	A $ 2,569 increase in the depreciation expense for bank
autos as a result of the 1999 addition of two automobiles
to the bank's equipment.
		*	A $ 3,069 increase in real estate tax expenses.
		*	A $ 3,277 increase in utility expenses
		*	A $ 4,262 increase in depreciation expenses on furniture
and equipment
		*	A $ 36,486 increase in advertising and promotions expenses
due to costs incurred  with the hiring of a professional
marketing firm to develop sales training programs for our
employees and advertising promotions.
*	An $ 11,178 increase in FDIC insurance premiums and
Comptroller of the Currency assessment expenses due to increased FDIC insurance premium expenses and increased assets on which the Comptroller's assessment is based.

* 	A $ 3,143 increase in the cost of communication expenses;
		*	A $ 3,590 increase in the amortization expense on computer
software;
		*	A $ 5,115 increase in professional fees due to loan review
fees incurred during the year.

We have been operating, during the past few years, in an expansion mode, by increasing our target market through the acquisition of the Fort Loudon Branch Office in Franklin County, Pennsylvania and the opening of Hancock Community Bank in Washington County, Maryland, expanding the main office facilities to allow for future growth and expansion of operations and hiring a commercial loan officer to increase our loan generation. As a result of this growth and expansion, other operating expenses increased. The result has been a decrease in operational income, earnings per Share, Return on Assets and Return on Equity. Although this growth mode has reduced income in the short term, we are confident that in the long term these growth plans will benefit our income producing ability through the addition of new customers to our deposit and loan bases and retention of current customers resulting in increased income.

Income Taxes
Our income tax provision for 2000 was $ 229,149 compared to $ 180,572 for 1999 and $ 109,713 for 1998. The increase in the tax provision in 2000 over 1999 in the amount of $ 48,577 is the result of an increase in income before income taxes of $ 99,876 and a decrease in tax free income from $ 535,540 in 1999 to $ 463,247 in 2000, a $ 72,293 or 13.50% decrease. The increase in the tax provision in 1999 over 1998 in the amount of $ 70,856 was due to an increase in income before income taxes of $ 192,188, a decrease in tax-free income in the amount of $ 35,700 and a decrease in the deferred tax adjustment from 1998 to 1999 in the amount of $ 88,860. We operated with a marginal tax rate of 34% in 2000, 1999 and in 1998.
 Our effective tax rate for 2000 was 19.36% compared to 16.66% for 1999 and 12.30% for 1998. This increase in the effective tax rate is due to the decrease in tax-free income as discussed.

Future Impact of Recently Issued Accounting Standards
Financial Accounting Standards Board (FASB) issued Statement No. 133 as amended by SFAS No. 138, Accounting For Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged.
 Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements, but does not anticipate that it will have a material impact.

In September 2000, the FASB issued Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It replaces previously issued Statement No. 125. Statement No. 140 revises accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but otherwise carries over most of Statement 125's provisions without reconsideration. Statement No. 140 is effective for transfers, servicing and extinguishments occurring after March 31, 2001.
 Management is evaluating the impact of this statement, but does not anticipate that it will have a material impact.

FINANCIAL CONDITION
Investment Securities
The book value of the investment security portfolio as of December 31, 2000, decreased by $ 3,064,527 from December 31, 1999, representing a 9.82% decrease. This decrease occurred primarily due to the necessity to fund an increase in total loans of $ 6,323,000 since December 31, 1999, as total deposits increased only
$ 4,302,552 and borrowings decreased $ 188,095.

Due to the implementation of SFAS No. 115, we have segregated securities as Held-to-Maturity (HTM), Available-for-Sale (AFS) or Trading securities. This accounting standard requires HTM securities be reported on the balance sheet at cost and AFS securities be reported at market value. As of December 31, 2000, we had in our portfolio HTM securities of $ 1,207,835 with a market value of $ 1,135,972 and AFS securities of $ 26,768,521 with a book value of $ 26,946,600. No securities were classified as Trading securities as of December 31, 2000. For the December 31, 1999, Balance Sheet presentations, we had investment debt securities classified as HTM securities of $ 1,669,712 with a market value of $ 1,556,865 and as AFS securities of $ 28,085,249, with at book value of $ 29,549,250.
No securities were classified as Trading as of December 31, 1999.

The general policy adopted by us segregates purchases of tax-free municipals with maturities of 5 years or less as Held-to-Maturity securities while all other security purchases are classified as Available-for-Sale. The Policy we adopted also allows us, on a case-by-case basis, to make a specific determination as to the classification of a security purchase as Held-to-Maturity or Available-for-Sale depending upon the reason for purchase. Management adheres to the philosophy that Held-to-Maturity classifications are typically used for securities purchased specifically for interest rate management or tax-planning purposes while Available-for-Sale classifications are typically used for liquidity planning purposes.

As of December 31, 2000, the net unrealized loss of the HTM portfolio was $ 71,863, a 5.95% decrease from book value and on the AFS portfolio a net unrealized loss of $ 178,079 or a 0.66% decrease from book value. As of December 31, 1999, the net unrealized loss on the HTM portfolio was $ 112,847, a 6.76% decrease from book value, and on the AFS portfolio, a net unrealized loss of $ 1,468,005 or a 4.97% decrease from book value. We have reviewed the fluctuation of market value in each of these portfolios and have determined that due to the recent increases in short term interest rates, the values of securities contained within our investment debt portfolio are a direct result of the current interest rate environment. We have therefore, concluded that the net unrealized gains and/or losses in our investment debt portfolio are a direct result of current monetary policy and therefore are temporary in that security values will continue to fluctuate, either decrease or increase in value, in response to future changes in interest rates and monetary policy.

Due to the changes in the interest rate environment and the 1.00% decrease in short term interest rates since January 1, 2001, securities with call features have been exercised and we anticipate other securities with call features to be called in the near future. As a result of called securities and the changes in the interest rate environment, liquidity sources available from the investment portfolio to fund loan demand have increased. We are in the process of reviewing possible sales of securities to fund loan demand versus the use of borrowing from the FHLB and the stimulation of deposits through the offering of more attractive interest rates.

We have purchased for the portfolio mortgage-backed securities, but presently we have no Collateralized Mortgage Obligations (CMOs) in our portfolio. The large portion of these mortgage-backed securities have a variable rate coupon and all have scheduled principal payments. During periods of rising interest rates, payments from variable rate mortgage-backed securities may accelerate as prepayments of underlying mortgages occur as home-owners refinance to a fixed rate while during periods of declining interest rates, prepayments on high fixed rate mortgage-backed securities may accelerate as home-owners refinance to lower rate mortgages. These prepayments cause yields on mortgage-backed securities to fluctuate as larger payments of principal necessitate the acceleration of premium amortization or discount accretion. Due to the low dollar amount of mortgage-backed securities in relation to the total portfolio, we feel the interest rate risk and prepayment risks associated with mortgage-backed securities will not have a material impact on our financial condition.
-36-


Loans
The total investment in net loans was $ 83,112,173 at December 31, 2000, representing a $ 6,975,093 or 9.16%, increase from the December 31, 1999, investment of $ 76,137,080. The primary reasons for the increase in the loan portfolio were due to the significant increase in commercial lending activity during the years 2000 and 1999. This increase in commercial lending is a direct result of the hiring of our Vice President and Loan Division Manager, Mr. William Walker, III, who was hired for the specific purposes of enhancing and strengthening our lending operation.

Mr. Walker brought to us a 33 year commercial banking background of which his last 18 years had been concentrated in commercial lending. As a member of senior management and in his official capacity as Vice President/Loan Services Division Manager, Mr. Walker is in charge of the entire loan department with special emphasis and concentration on the enhancement, improvement and growth of our commercial loan portfolio. Mr. Walker's addition to senior management has greatly enhanced our competitive abilities in the generation of new loans as evidenced by the aforementioned increase in loan growth.

The composition of our loan portfolio has changed per the following:

	*	A $ 2,585,000 increase in real estate loans secured by 1 to 4 family residential properties.
	*	A $ 4,536,000 increase in Loans secured by nonfarmland,
nonresidential properties due primarily to the new loans
secured by commercial real estate.
	*	A $ 1,571,000 increase in loans to commercial, industrial and state and political subdivision loans.
	*	A $ 1,561,000 increase in loans for construction and land
development.
	*	A $ 3,783,000 decrease in consumer installment loans due to an increased emphasis on commercial lending and securitization of many of our consumer loans with mortgage positions on properties.

Total new real estate mortgage lending increased $ 10,126,000 or 19.43% from December 31, 1999, compared to total new real estate mortgage loan lending for 1999 which increased $ 8,171,000 or 18.59% from December 31, 1998. This increase in the amount of real estate lending during the past two years reflects the closing of several commercial real estate loans and an increase in residential 1-4 family mortgage loans as highlighted above. Competitive loan mortgage rates of other institutions and mortgage companies in our market area during the first two quarters of 1999 resulted in the refinancing and payoff of mortgage loans within our loan portfolio; however, we have been able to attract new mortgage customers through the competitive mortgage products we offer.

Overall, loan demand during the past year decreased slightly over that of 1999 due to the rising interest rate environment which was encountered during the 2000 operating year. Increased aggressiveness of competing financial institutions, mortgage loan companies and financing companies in interest rates and marketing strategies has resulted in the need for an increased emphasis on loan generation.
Our lending operation has been enhanced by the expertise and experience of Mr. Walker. His knowledge of the commercial loan business in the Hagerstown market area has resulted in several new commercial relationships for us. Our operation in this larger market area and through the Fort Loudon office in Franklin County, Pennsylvania and Hancock Community Bank in Washington County, Maryland greatly improves our ability to generate new loan relationships. During this period, we have seen a decline in our consumer loan generation. This decline is a direct result of increased competition for new and used car lending as well as all consumer loans.

To encourage new loan demand, we anticipate offering additional loan promotions, reviewing loan terms for customer "friendliness" and developing a commercial lending strategy to stimulate lending throughout our market area. In addition, the continued operation of Hancock Community Bank is anticipated to result in an increase in lending in the Washington County, Maryland area as well as in northern Morgan County, West Virginia and southern Fulton County, Pennsylvania while the continued operation of the recently expanded and improved Fort Loudon Office is anticipated to stimulate lending in the Franklin County, Pennsylvania market.

Non-performing/Impaired Assets
Non-performing loans consist of non-accruing loans and loans 90 days or more past due. Non-accruing loans are comprised of loans that are no longer accruing interest income because of apparent financial difficulties of the borrower. Interest on non-accruing loans is recorded when received only after past due principal and interest are brought current.

Other real estate owned includes assets acquired in settlement of mortgage loan indebtedness. These assets are carried at the lower of cost or fair value. The other real estate balance as of December 31, 2000, was
$ 168,653 compared to $ 165,603 as of December 31, 1999. The following actions during the past two years indicate we are actively pursuing the sale of all properties contained in Other Real Estate as shown by the following:

	*	In February, 1999, we exchanged a 1 to 4 family residential
property on Lincoln Way East in McConnellsburg with the Bishop
Raker Post 655 of the Fulton Overseas Veterans
Association (FOVA) as a partial payment for the purchase of
the property located at 115 1/2 Lincoln Way West which is
adjacent to our property in downtown McConnellsburg.
	*	In April, 1999, we entered into a sales agreement for a
property located in Harrisonville, PA.
	*	In August 1999, we entered into a sales contract for a
building lot in Chambersburg, PA.
	*	In November 1999 we entered into a sales agreement for a
property located on the Tuscarora Mountains east of
McConnellsburg.
	*	In February, 2000, we sold of a 1 to 4 family residential
property in Hagerstown, Maryland.
	*	In June 2000 we sold a 1 to 4 family residential property in
Waynesboro, PA.

Properties contained in Other Real Estate may be listed with a realty firm on a contractual basis. The realty firm is evaluated every six months on its effectiveness in marketing and selling these properties.

Impaired loans consist of those loans which we have determined that based upon review of collateral values and ability to repay, these loans may not be paid in full according to contractual terms and may require additional specific provisions to the allowance for loan losses. As of December 31, 2000, the dollar amount outstanding on impaired loans was $ 1,228,633; the underlying collateral values for these loans based upon contractual lending terms was approximately $ 1,135,437. The specific amount allocated for these loans in the allowance for loan losses was $ 120,000.

Allowance for Loan Losses
The allowance is maintained at a level to absorb potential future loan losses contained in the loan portfolio and is formally reviewed by us on a quarterly basis. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Our basis for the level of the allowance and the annual provisions is our evaluation of the loan portfolio, current and projected domestic economic conditions, the historical loan loss experience, present and prospective financial condition of the borrowers, the level of non-performing assets, and other relevant factors. While we use available information to make such evaluations, future adjustments of the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

The allowance for loan losses was increased to $ 811,124 from the prior year level of $ 746,067. The ratio of the allowance to net loans was 0.97% at December 31, 2000, and 0.97% at December 31, 1999.
 After U. S. Government Agency, specifically the Small Business Administration (SBA) and Farm Service Agency (FSA), guaranteed portions are subtracted from the net loan balance, the ratio of the allowance to unguaranteed loans increases to 1.07%. We believe the current level of the allowance for loan losses of $ 811,124 is adequate to meet any potential loan losses; but, we have budgeted a monthly addition during 2001 of $ 12,000 in anticipation of potential commercial loan problems and general increases in the total loan portfolio.

Liquidity and Rate Sensitivity
Our optimal objective is to maintain adequate liquidity while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding Corporate operations. Sources of liquidity are maturing investment securities; maturing overnight investments in federal funds sold; maturing investments in time deposits at other banks; readily accessible interest-bearing deposits at other banks; payments on loans, mortgage-backed securities and SBA Guaranteed Loan Pool Certificates; a growing core deposit base; and borrowings from the FHLB.

In order to assure a constant and stable source of funds, we are a member of the Federal Home Loan Bank of Pittsburgh. This membership assures us the availability of both short term and long term fixed rate funds. As of December 31, 2000, we had borrowings of $ 6,176,901 from this institution and had readily available to us over $ 38,000,000 in additional borrowing capacity. As of December 31, 1999, we had borrowings of
$ 6,364,996 from this institution and had readily available to us over $ 31,000,000 in additional borrowing capacity.

Borrowings from the FHLB as of December 31, 2000, were comprised of the following:

*	A $ 2,000,000 quarterly adjustable advance maturing on August
10, 2010, repricing on
 	February 10, 2001.
*	A $ 2,250,000 fixed rate advance with a 3 month LIBOR strike rate of 8.00% beginning
 	August 28, 2001, with a final maturity of August 30, 2010.
	*	A $ 500,000 quarterly adjustable advance maturing on July 10,
2010, repricing on January 22, 2001.
	*	A $ 500,000 quarterly adjustable advance with a 3 month LIBOR strike rate of 8.00% beginning on July 12, 2001, with a final maturity of July 12, 2010.
	*	A $ 768,000 advance on a line of credit which reprices on a
daily basis.
	*	A $ 158,901 fixed rate advance maturing on July 17, 2017.

Borrowings from the FHLB as of December 31, 1999, were comprised of the following:

	*	A $ 2,500,000 quarterly adjustable Advance Maturing on
December 17, 2004, repricing on March 17, 2000.
	*	A $ 1,000,000 fixed rate advance maturing on January 6, 2000.
	*	A $ 1,500,000 fixed rate advance maturing on January 7, 2000.
	*	A $ 1,201,000 advance on a line of credit which reprices on a daily basis.
	*	A $ 163,996 fixed rate advance maturing on July 17, 2017.

The objective of managing interest rate sensitivity is to maintain or increase net interest income by structuring interest-sensitive assets and liabilities in such a way that they can be repriced in response to changes in market interest rates. Based upon contractual maturities of securities and the capability of NOW, Money Market, Savings accounts and over $ 3,000,000 of borrowings from the FHLB to be repriced within the 3 month time horizon, we have maintained a negative rate sensitivity position, in that, rate sensitive liabilities exceed rate sensitive assets. Therefore, in a period of declining interest rates our net interest income is generally enhanced versus a period of rising interest rates where our net interest margin may be decreased. However, in a period of declining interest rates, more securities with call features will most likely be called and be reinvested into lower yielding investments resulting in the loss of higher interest earnings assets. Declining rate environments also result in the likelihood that residential home mortgage customers will refinance their existing mortgages to lower interest rates. This movement of securities and loans to lower interest rates during a declining rate environment has the effect of decreasing our net interest margin.

Presently, interest rates are anticipated to decrease further resulting in an decreasing cost of deposits and borrowings from the FHLB while a portion of our adjustable rate loans and securities are repricing to lower interest rates. This decreasing interest rate environment and possibility of lower interest rates in the future have resulted in increased liquidity in investment debt securities as call features of U. S. Government Agencies and State and Municipal subdivisions in the U. S. are anticipated to be exercised by the issuer. The anticipated result of this current position will be a decrease in the yield on earning assets. We have also undertaken the position of decreasing the cost of our interest-bearing liabilities, specifically Time Certificates of Deposit. Following these actions, we expect our net interest spread and interest margin to decrease slightly during the next few months. We continually review interest rates on those deposits which can be changed immediately, specifically NOW accounts, Money Market Accounts, and Savings Accounts to determine if interest rate changes are necessary to maintain our net interest spread and net interest margin.

Another impact on our net interest spread and interest margin has been the loan to deposit ratio which indicates how much of our deposits are invested in the loan portfolio. This ratio is a primary indicator of a Bank's liquidity position as the higher the ratio, the less liquid assets are available to fund deposit withdrawals. At the same time, this ratio also indicates to us how many deposits are offset by our highest yielding earning assets, loans; therefore, the higher the ratio, the more deposits are invested in loans and the less invested in lower yielding investment debt securities. The result of a higher loan to deposit ratio is usually a higher net interest spread and margin. We have targeted as our optimal loan to deposit ratio 75% to 90% with a target of 84.93% by December 31, 2001. The loan to deposit ratio at December 31, 2000, was 80.20%; at December 31, 1999, it was 76.65%; and at December 31, 1998, it was 61.61%. The increase of 3.55% from December 31, 1999, was a result of a loan increase of $6,975,093 or 9.16% while deposits increased only $4,302,552 or 4.33%.
 The increase of 18.59% from December 31, 1998, occurred due to deposit decrease during 1999 of $ 1,173,999 and loan growth of $ 14,216,499. The addition of an experienced commercial lender has generated commercial lending which has resulted in this increased loan to deposit ratio.

To minimize the risk of our rate sensitivity position, we employ many different methods to diversify our risk both on the asset and the liability side of the Balance Sheet. The Bank offers both fixed rate and floating/adjustable rate loans to our customers. At December 31, 2000, the Bank's floating and adjustable rate loans totaled $ 37,183,000, or 43.97% of the total loan portfolio. At December 31, 1999, the Bank's floating and adjustable rate loans totaled $ 31,966,000, or 40.86% of the total loan portfolio. As of December 31, 1998, the Bank's floating and adjustable rate loans totaled $ 28,317,000, 44.19% of the total loan portfolio. This percentage increase of adjustable rate loans is due in part to the addition of adjustable rate commercial loans to our loan portfolio.

The bank's debt security investment portfolio as of December 31, 2000, was comprised of a book value of $ 1,852,000, or 6.63% of floating rate debt securities which reprice annually or more frequently. The bank's debt security investment portfolio as of December 31, 1999, was comprised of a book value of $ 2,341,556, or 7.55% of floating rate debt securities which reprice annually or more frequently while at December 31, 1998, the Bank's debt security investment portfolio was comprised of a book value of $ 3,376,000, or 9.73% of floating rate securities. Specific methods which we have employed to address the rate sensitive position are the offering of the following deposit products to encourage the movement of short term deposits to longer term deposits: special term certificates of deposit with competitive interest rates over one year in term and three year annual adjustable certificates of deposit.

Our interest rate sensitivity analysis as of December 31, 2000, based upon our historical prepayment analysis of loans and mortgage-backed securities, contractual maturities, and the earliest possible repricing opportunity for loans and deposits is as follows:

December 31, 2000

















AFTER
AFTER






WITHIN
3 BUT
1 BUT
AFTER
NON-




3
WITHIN
WITHIN
5
INTEREST




MONTHS
12 MONTHS
 5 YEARS
YEARS
BEARING
TOTAL
ASSETS:








    FEDERAL FUNDS SOLD


$0
$0
$0
$0
$0
$0
    INVESTMENT SECURITIES (BOOK VALUE)


2,918
871
7,697
17,502
0
28,988
    INTEREST-BEARING BALANCES DUE FROM
      BANKS


60
99
619
0
0
778
    LOANS


9,868
10,649
25,890
37,825
323
84,555
    UNEARNED DISCOUNT & ALLOWANCE FOR LOAN








      LOSSES (1)


0
0
0
(1,443)
0
(1,443)
    NONINTEREST-EARNING ASSETS






10,866
10,866



--------------
     -----------
  -----------
        -------
      --------
    ----------
      TOTAL ASSETS


$12,846
$11,619
$34,206
$53,884
$11,189
$123,744



=======--
=     ======----
  =======----
         ======
       =====--
     =======--
LIABILITIES:








    NOW ACCOUNTS AND SAVINGS ACCOUNTS


$27,673
$0
$0
$0
$0
$27,673
    TIME DEPOSITS


9,504
30,753
22,168
1
0
62,426
    NONINTEREST-BEARING DEPOSITS


0
0
0
0
13,533
13,533
    OTHER BORROWED MONEY


3,268
500
2,250
159
0
6,177
    OTHER NONINTEREST-BEARING SOURCES TO FUND








      EARNING ASSETS


0
0
0
0
1,269
1,269



-----------
-     -----------
  -----------
         ------
        ------
     ---------
      TOTAL LIABILITIES


$40,445
$31,253
$24,418
$160
$14,802
$111,078



=======----
=     ======-----
  =======----
          ===--
        =====-
      =======-
INTEREST SENSITIVITY GAP


($27,599)
($19,634)
$9,788
$53,724


CUMULATIVE INTEREST SENSITIVITY GAP


(27,599)
(47,233)
(37,445)
16,279


GAP RATIO


0.32
0.37
1.40
          N/A


CUMULATIVE GAP RATIO


0.32
0.34
0.61
1.17











Market Risk Management
We have risk management policies to monitor and limit exposure to market risk. By monitoring reports which assess our exposure to market risk, we strive to enhance our net interest margin and take advantage
of opportunities available in interest rate movements.

The continual monitoring of liquidity and interest rate risk is a function of ALCO reporting. Upon review and analysis of these reports, we determine the appropriate methods we should utilize to reprice our products, both loans and deposits, and the types of securities we should purchase in order to achieve desired net interest margin and interest spreads. We continually strive to attract lower cost deposits, and we competitively price our time deposits and loan products in order to maintain favorable interest spreads
while minimizing interest rate risk.











-41-


The following table sets forth the projected maturities and average rates for all rate sensitive assets and
liabilities. The following assumptions were used in the development of this table:

	*	All fixed and variable rate loans were based on the
 original maturity of the note.
	*	All fixed and variable rate U. S. Agency and Treasury
 securities and obligations of state and
political subdivisions in the U.S. were based upon the contractual maturity date.
	*	All fixed and variable rate Mortgage-backed securities
 and SBA GLPCs were based upon
original maturity as the Bank has not experienced a significant prepayment of these
securities.
	*	We have experienced very little run-off in its history of
 operations and have, until recently,
	    	experienced net gains in deposits.
	*	We have large business and municipal deposits in
 non-interest bearing checking and savings
and interest-bearing checking.  These balances may fluctuate significantly. Therefore, a 50%
maximum runoff of both non-interest-bearing checking and
 savings and interest-bearing
checking was used as an assumption in this table.
	*	One large municipal deposit account alternates between
 the two local community banks every
two years.  This deposit account, with an average balance in excess of
 $ 1,000,000, returned
to our institution in 2000 and is anticipated to leave in 2002 and continue this cycle every two
years.
	*	Fixed and variable rate time deposits were based upon
 original contract maturity dates.










       FAIR
RATE SENSITIVE ASSETS

    2001
      2002
     2003
      2004
     2005
        THEREAFTER
     TOTAL
       VALUE










FEDERAL FUNDS SOLD

$0
$0
$0
$0
$0
$0
$0
$0
AVERAGE INTEREST RATE

0.00%
0.00%
0.00%
0.00%
0.00%
0.00%
0.00%











INTEREST BEARING DEPOSITS

$159
$95
$439
$85
$0
$0
$778
$780
AVERAGE INTEREST RATE

5.78%
5.10%
5.73%
5.27%
0.00%
0.00%
5.61%











FIXED INTEREST RATE LOANS

$1,315
$2,583
$3,549
$3,526
$2,319
$34,080
$47,372
$46,646
AVERAGE INTEREST RATE

10.06%
10.15%
9.39%
8.81%
9.04%
8.68%
8.88%











VARIABLE INTEREST RATE LOANS

$6,758
$796
$2,036
$617
$608
$26,368
$37,183
$36,882
AVERAGE INTEREST RATE

9.55%
9.41%
8.82%
8.33%
8.70%
8.55%
8.76%











FIXED INTEREST RATE U.S. AGENCY AND
TREASURY









SECURITIES

$580
$550
$2,500
$649
$3,000
$9,916
$17,195
$16,945
AVERAGE INTEREST RATE

5.62%
5.23%
5.84%
5.72%
6.12%
6.48%
6.23%











FIXED INTEREST RATE MORTGAGE-BACKED &
SBA GLPC









SECURITIES

$0
$2
$19
$0
$76
$408
$505
$502
AVERAGE INTEREST RATE

0.00%
8.97%
9.36%
0.00%
5.27%
6.46%
6.40%











VARIABLE INTEREST RATE MORTGAGE-BACKED
& SBA









GLPC SECURITIES

$3
$0
$5
$0
$0
$1,844
$1,852
$1,839
AVERAGE INTEREST RATE

8.04%
0.00%
7.50%
0.00%
0.00%
7.36%
7.36%











FIXED INTEREST RATE OBLIGATIONS OF
STATE AND









POLITICAL SUBDIVISIONS IN THE U.S.

$275
$220
$215
$385
$200
$7,097
$8,392
$8,402
AVERAGE INTEREST RATE

6.69%
6.94%
6.84%
6.67%
7.52%
7.05%
7.02%







-42-













FAIR


2001
2002
2003
2004
2005
THEREAFTER
TOTAL
VALUE










RATE SENSITIVE LIABILITIES



















NONINTEREST-BEARING CHECKING

$3,384
$846
$846
$846
$846
$0
$6,768
$6,768
AVERAGE INTEREST RATE

0.00%
0.00%
0.00%
0.00%
0.00%
0.00%
0.00%











SAVINGS AND INTEREST-BEARING
CHECKING

6,960
730
1,730
2,730
1,730
0
$13,880
$13,880
AVERAGE INTEREST RATE

2.83%
2.83%
2.83%
2.83%
2.83%
0.00%
2.83%











FIXED INTEREST RATE TIME DEPOSITS

$29,732
$9,201
$6,013
$3,405
$5,824
$118
$54,293
$55,128
AVERAGE INTEREST RATE

5.98%
6.08%
5.87%
5.69%
6.28%
6.13%
6.00%











VARIABLE INTEREST RATE TIME
DEPOSITS

$4,327
$3,009
$798
$0
$0
$0
$8,134
$8,134
AVERAGE INTEREST RATE

5.55%
5.63%
5.63%
0.00%
0.00%
0.00%
5.59%











FIXED INTEREST RATE BORROWINGS

$0
$0
$0
$0
$0
$159
$159
$164
AVERAGE INTEREST RATE

0.00%
0.00%
0.00%
0.00%
0.00%
6.64%
6.64%











VARIABLE INTEREST RATE BORROWINGS

$768
$5,250
$0
$0
$0
$0
$6,018
$6,414
AVERAGE INTEREST RATE

6.63%
6.08%
0.00%
0.00%
0.00%
0.00%
6.15%











Capital
The primary method by which we increase total stockholders' equity is through the accumulation of
earnings. We maintain ratios that are well above the minimum total capital levels required by federal
regulatory authorities including the new risk-based capital guidelines.
  Regulatory authorities have
established capital guidelines in the form of the "leverage ratio" and
 "risk-based capital ratios." Our
leverage ratio, defined as total stockholders' equity less intangible assets to total assets, was 10.03 % as of
December 31, 2000, compared to 9.36% as of December 31, 1999, and
 10.34% as of December 31, 1998.
 The risk-based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks.
 A comparison of our capital ratios
to regulatory minimums at December 31 is as follows:
RISK-BASED CAPITAL RATIOS























REGULATORY MINIMUM






      2000

     1999
        1998
REQUIREMENTS















LEVERAGE RATIO
10.03%
9.36%
10.34%
4.00%















RISK-BASED CAPITAL RATIO TIER I
16.09%
15.39%
17.12%
4.00%





  (CORE CAPITAL)










COMBINDED TIER I AND TIER II









  (CORE CAPITAL PLUS ALLOWANCE
  FOR LOAN LOSSES)
17.15%
16.43%
18.12%
8.00%















We have traditionally been well-capitalized with ratios well above required levels and, we expect equity
capital to continue to exceed regulatory guidelines and industry averages.

Certain ratios are useful in measuring the ability of a company to generate capital internally.  The
following chart indicates the growth in equity capital for the past three years.





-43-








THE FOLLOWING CHART INDICATES THE GROWTH IN EQUITY CAPITAL OVER THE PAST THREE YEARS.








2000
1999
1998
EQUITY CAPITAL AT DECEMBER 31 BEFORE FAS 115




  ADJUSTMENTS & REDUCED BY INTANGIBLE ASSETS( 000
OMITTED)
12,521
12,167
11,664





EQUITY CAPITAL AS A PERCENT OF ASSETS AT




    DECEMBER 31

10.12%
10.23%
10.29%





RETURN ON AVERAGE ASSETS

0.78%
0.79%
0.72%





RETURN ON AVERAGE EQUITY

7.67%
7.53%
6.85%





CASH DIVIDEND PAYOUT RATIO

47.76%
44.28%
41.43%

STOCK MARKET ANALYSIS AND DIVIDENDS
Our common stock is traded inactively in the over-the-counter market.
  As of December 31, 2000, the
approximate number of shareholders of record was 455.















2000

        1999



MARKET
CASH
MARKET
CASH
All stock prices and dividends reflect the 2-for-1 stock
PRICE
DIVIDEND
PRICE
DIVIDEND
split effective on September 1, 2000







HI - LOW

HI - LOW

FIRST QUARTER

$27.50 -
$24.625
$0.10
$29.00 - $26.50
$0.09
SECOND QUARTER

$27.50 - $25.00
$0.11
$29.00 - $28.00
$0.095
THIRD QUARTER

$27.50 - $24.50
$0.12
$28.50 - $27.50
$0.10
FOURTH QUARTER

$25.00 - $25.00
$0.24
$28.50 - $27.50
$0.215



























-44-
12-MOS
DEC-31-2000
DEC-31-2000
4,020
779
0
0
26,769
1,208
1,136
83,923
811
123,626
103,632
768
1,269
5,409
0
0
252
12,296
123,626
6,903
1,718
134
8,755
4,241
4,697
4,058
231
0
3,267
1,184
1,184
0
0
955
1.19
1.19
3.60
323
183
1,229
0
746
203
37
811
811
0
0
















	Execution Copy
	October 19, 2000