Form 10-Q
period 2001-03-31
FNB FINANCIAL CORP /PA/
filed 2001-05-08
CIK 820222

FORM 10-Q
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549-1004

	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

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

             Class              Outstanding at March 31, 2001
(Common stock, $0.315 par value)	800,000



	FNB FINANCIAL CORPORATION

	INDEX


                            Page
PART I  -  FINANCIAL INFORMATION

	Condensed consolidated balance sheets -
	  March 31, 2001 and December 31, 2000                 4

	Condensed consolidated statements of income -
	  Three months ended March 31, 2001 and 2000           5

      Condensed consolidated statements of comprehensive
        income                                       -
        Three months ended March 31, 2001 and 2000          6

	Condensed consolidated statements of cash flows -
	  Three months ended March 31, 2001 and 2000           7

	Notes to condensed consolidated financial
	  statements                                          8-10

	Table #1 - Schedule of held to maturity and
	  available for sale investment activity for the
	  period January 1, 2001 through March 31, 2001        11

	Table #2 - Schedule of gross unrealized gains and
	  unrealized losses within the held to maturity and
	  available for sale investment portfolios by
	  investment type                                      12

	Management's discussion and analysis of financial
	  condition and results of operations                13-15


PART II  -  OTHER INFORMATION                               17

	Signatures                                             18

	Exhibits                                             19-21






















	PART I - FINANCIAL INFORMATION












































	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
	CONDENSED CONSOLIDATED BALANCE SHEET

                                              March 31,     December 31,
                                                2001          2000
ASSETS:                                      (unaudited)     (audited*)
Cash and Due from banks                      $ 3,123,906    $ 4,020,479
Interest-bearing deposits with banks           1,851,492        778,546
Marketable Debt Securities
       Held-to-maturity (Market value - 2001
       $1,124,643 and 2000: $1,135,971)        1,183,905      1,207,835
       Available-for-sale                     24,258,190     26,552,099
Marketable Equity Securities
   Available for Sale                            189,372        216,422
Federal Reserve, Atlantic Central Banker's Bank
   and Federal Home Loan Bank Stock              833,700        833,700
Federal Funds Sold                             3,525,000            0
Loans, net of unearned discount &
       Allowance for loan losses              84,506,223     83,112,173
Bank buildings, equipment, furniture &
       fixtures, net                           3,055,148      3,069,015
Accrued interest receivable                      698,160        789,393
Deferred income tax charges                      169,013        291,325
Other real estate owned                          123,303        168,653
Intangible Assets                                141,034        145,125
Cash surrender value of life insurance         2,236,359      2,209,915
Other assets                                     394,265        231,555
    Total Assets                            $126,289,070   $123,626,235
                                              ==========     ==========
LIABILITIES :
Deposits:
   Demand deposits                           $11,060,739    $11,798,431
   Savings deposits                           30,314,244     29,407,101
   Time certificates                          64,759,102     62,129,564
   Other time deposits                           516,138        297,392
      Total deposits                        $106,650,223   $103,632,488
Accrued interest payable & other liabilities   1,181,951      1,076,819
Liability for other borrowed funds             5,407,574      6,176,901
Dividends payable                                 88,000        192,000
    Total Liabilities                       $113,327,748   $111,078,208
STOCKHOLDERS' EQUITY:
Capital stock, Common, par value $0.63;
   6,000,000 shares authorized; 400,000
   outstanding                               $   252,000    $   252,000
Additional paid-in capital                     1,789,833      1,789,833
Retained earnings                             10,772,981     10,623,726
Accumulated other comprehensive income           146,508      (117,532)
    Total Stockholders' Equity               $12,961,322    $12,548,027
    Total Liabilities & Stockholders' Equity$126,289,070   $123,626,235
                                              ==========     ==========

*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed financial statements.


	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31, 2001 and 2000
	(UNAUDITED)

                                                     2001      2000
Interest & Dividend Income
Interest & fees on loans                         $1,781,087  $1,631,298
       Interest on investment securities:
              U.S. Treasury Securities                  0           0
              Obligations of other U.S.
                  Government Agencies               289,655     329,569
              Obligations of State & Political
                  Subdivisions                      100,166     111,754
       Interest on deposits with banks               19,258      10,041
       Dividends on Equity Securities                16,286      14,208
       Interest on federal funds sold                38,440           0
              Total Interest & Dividend Income    2,244,892   2,096,870

Interest Expense
       Interest on deposits                       1,153,683     986,647
       Interest on Other Borrowed Money              81,781     128,278
              Total interest expense              1,235,464   1,114,925
              Net interest income                 1,009,428     981,945
       Provision for loan losses                     36,000      60,000
              Net interest income after
              Provision for loan losses             973,428     921,945
Other income
       Service charges on deposit accounts           49,842      42,208
       Other service charges, collection &
              exchange charges, commissions
              and fees                               62,404      63,970
       Gain/(loss) on Sale of Other Real Estate     (10,887)     19,177
       Other income                                  41,809      46,883
       Net Securities gains/(losses)                  6,235           0
              Total other income                    149,403     172,238

Other expenses                                      844,473     794,681
       Income before income taxes                   278,358     299,502
       Applicable income taxes                       41,103      57,394
  Net income                                       $237,255    $242,108
                                                    =======     =======
Earnings per share of Common Stock:
       Net income per share                           $0.30       $0.30

Cash dividend declared per share                      $0.11       $0.10

Weighted average number of shares outstanding       800,000     800,000

The accompanying notes are an integral part of these condensed financial statements.



	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

	CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2001 and 2000
	(UNAUDITED)

                                                     2001       2000

Net income                                       $237,258    $242,108
Other Comprehensive income, net of tax
    Unrealized holding gains/(losses) for period  264,040    (  8,326)
Comprehensive Income                             $501,298    $233,782
                                                  =======     =======

The accompanying notes are an integral part of these condensed financial statements.






































	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2001 and 2000

		(UNAUDITED)
                                                      2001            2000
Cash flows from operating activities:
   Net income                                     $  237,255       $  242,108
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation & amortization                       72,103           68,248
    Provision for loan losses                         36,000           60,000
    Net (gain)/loss on sales of investments           (6,235)              0
    Increase) decrease in accrued interest receivable 91,233          (36,557)
    (Gain)/Loss on Disposal of Other Real Estate  	  10,887          (19,177)
    (Gain) on Disposal of Furniture			     0               (445)
    Deferred Income Taxes 	                    	 (17,781)         (16,190)
    Increase (decrease) in accrued
      interest payable and other liabilities   	 105,132          104,857
    Increase in cash value of insurance		       (26,444)         (28,671)
    Other (net) 		                          (167,594)        (117,225)
Net cash provided (used)by operating activities      334,556          256,948
Cash flows from investing activities:
     Net (increase) decrease in interest-
            bearing deposits with banks           (1,072,946)         (11,535)
     Purchases of Available-for-sale securities     (635,000)             0
     Proceeds from maturities of Held-to-
            maturity securities                       23,931          131,503
     Proceeds from maturities of Available-
            for-sale securities                    3,348,239          608,241
     Proceeds from sale of marketable equity
			Securities			        22,970             0
     Net (increase) decrease in loans             (1,430,050)      (3,217,883)
     Proceeds from sale of Other real estate owned    34,463           74,813
     Purchases of bank premises & equipment (net)    (54,144)         (21,570)
     Proceeds from Sale of Furniture & Fixtures          0                706
     Purchase of other bank stock                        0           (152,500)
Net cash provided (used) by investing activities     237,463       (2,588,225)
Cash flows from financing activities:
     Net increase (decrease) in deposits           3,017,735        1,397,944
     Net increase (decrease) in Other borrowings    (769,327)       1,650,757
     Cash dividends paid                            (192,000)        (172,000)
Net cash provided (used) by financing activities   2,056,408        2,876,701
Net increase (decrease) in cash & cash equivalents 2,628,427          545,424
Cash & cash equivalents, beginning balance         4,020,479        3,565,173
Cash & cash equivalents, ending balance           $6,648,906       $4,110,597
                                                   =========        =========
Supplemental disclosure of cash flows information
	Cash paid during the year for:
           Interest                               $1,132,851       $1,026,826
           Income taxes                               64,027              0
Supplemental schedule of noncash investing & financing activities
      Unrealized gain (loss) on Available-for-sale
           securities, net of income tax effect      264,040          (8,328)
      Dividends Payable                               88,000           80,000

The accompanying notes are an integral part of these condensed financial statements.



                 FNB FINANCIAL CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2001
                         (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

	The financial information presented at and for the three months ended March 31, 2001 and March 31, 2000 is unaudited. Information presented at December 31, 2000, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

NOTE 4 - FEDERAL INCOME TAXES

	For financial reporting purposes the provision for loan losses charged to operating expense is based on management's judgment, whereas for federal income tax purposes, the amount allowable under present tax law is deducted. Additionally, certain expenses are charged to operating expense in the period the liability is incurred for financial reporting purposes, whereas for federal income tax purposes, these expenses are deducted when paid. As a result of these timing differences, deferred taxes were computed after reducing pre-tax accounting income for nontaxable municipal and loan income.

NOTE 5 - INVESTMENTS

	The activity within the held to maturity and available for sale portfolios for the period January 1, 2001, through March 31, 2001, is summarized in Table #1 on page 11. No sales were conducted from securities contained within the held to maturity portfolio.

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES, NONACCRUAL LOANS

	Activity in the allowance for loan losses is summarized as follows:

									   2001       2000

	Allowance for loan losses beginning of the year	$811,124    $746,067
	Loans charged-off during the year:
		Real estate mortgages				     0         1,000
		Installment loans					  16,981      41,150
		Commercial & all other				     0         4,098
			Total charge-offs				  16,981      46,249
	Recoveries of loans previously charged-off:
		Real estate mortgages				     0           0
		Installment loans					   5,547       8,653
		Commercial & all other				      75         375
			Total recoveries 				   5,622       9,028
	Net loans charged-off (recovered)			  11,359      37,221
	Provision for loan losses charged to operations	  36,000      60,000
	Allowance for loan losses, March 31       		$835,765    $768,846
									========	========



The following table shows the principal balance of nonaccrual loans as of March 31, 2001:

Nonaccrual loans                                    $ 287,125.30
                                                      ==========
Interest income that would have been
   accrued at original contract rates                $ 6,778.73
Amount recognized as interest income                   3,739.10
   Foregone revenue                                  $ 3,039.63
                                                       =========

NOTE 7  IMPAIRED LOANS

	As the Bank has undertaken a more rigorous review of loans, their underlying collateral values and ability to repay, management has determined that based upon this review there are presently loans on the Bank's books which may not be paid in full according to contractual terms and may require additional specific provisions to the allowance for loan losses. As of March 31, 2001 the dollar amount outstanding on these impaired loans was $1,037,265; the underlying collateral values for these loans based upon contractual lending terms was $1,135,437; and the specific amount allocated for these loans in the allowance for loan losses was $120,000.


NOTE 8 - OTHER COMMITMENTS

	In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. The bank does not anticipate any losses as a result of these transactions.















	TABLE #1
	SCHEDULE OF HELD TO MATURITY AND AVAILABLE FOR SALE
	DEBT SECURITY PORTFOLIOS
	TRANSACTION SUMMARY
	FOR THE PERIOD JANUARY 1, 2001 THROUGH MARCH 31, 2001

                            HELD TO        AVAILABLE      TOTAL
                            MATURITY       FOR SALE    INVESTMENT
                            PORTFOLIO      PORTFOLIO    PORTFOLIO

BEGINNING BALANCE 1/1/01   $1,207,835    $26,736,452  $27,944,287

PURCHASES                           0        635,000      635,000

NET LOSSES/GAINS                    0          1,018        1,018

MATURITIES/CALLS PAYDOWNS/
PREMIUM AMORTIZATION/DISCOUNT
ACCRETION                      23,931      3,348,239    3,372,170

ENDING BALANCE 3/31/01     $1,183,904    $24,024,231  $25,208,135
                            =========     ==========   ==========





























	TABLE #2
	SCHEDULE OF UNREALIZED GAINS AND UNREALIZED LOSSES
	WITHIN THE HELD TO MATURITY AND AVAILABLE FOR SALE
	INVESTMENT PORTFOLIOS BY INVESTMENT TYPE
	MARCH 31, 2001

                             HELD TO    HELD TO     HELD TO    HELD TO      AVAILABLE   AVAILABLE   AVAILABLE   AVAILABLE
                             MATURITY   MATURITY    MATURITY   MATURITY     FOR SALE    FOR SALE    FOR SALE    FOR SALE
                              BOOK      MARKET     UNREALIZED UNREALIZED     BOOK       MARKET     UNREALIZED  UNREALIZED
SECURITY PORTFOLIO            VALUE      VALUE         GAIN       LOSS       VALUE       VALUE         GAIN        LOSS

U.S. GOVERNMENT TREASURIES         0          0           0           0            0           0            0            0
U.S. GOVERNMENT TREASURIES         0          0           0           0            0           0            0            0
U.S. GOVERNMENT AGENCIES           0          0           0           0   11,295,513  11,412,118      116,606            0
U.S. GOVERNMENT AGENCIES     534,981    479,345           0      (55,636)  2,367,959   2,338,388            0      (29,572)
SBA GUARANTEED LOAN POOL
CERTIFICATES                 269,527    271,666        2,139          0      316,503     318,293        1,790            0
SBA GUARANTEED LOAN POOL
CERTIFICATES                 379,396    373,632           0       (5,764)    429,431     425,481            0       (3,950)
MORTGAGE-BACKED SECURITIES         0          0           0           0      703,958     709,434        5,476            0
MORTGAGE-BACKED SECURITIES         0          0           0           0      131,208     127,098            0       (4,110)
SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                           0          0           0           0    7,322,902   7,490,192      167,290            0
SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                           0          0                       0    1,456,727   1,437,186            0      (19,571)
MARKETABLE EQUITY SECURITIES       0          0           0           0      107,951     118,372       10,421            0
MARKETABLE EQUITY SECURITIES       0          0           0           0       84,445      71,000            0      (13,445)
FEDERAL RESERVE BANK STOCK,
ATLANTIC CENTRAL BANKERS BANK
STOCK AND FEDERAL HOME LOAN
BANK STOCK                         0          0           0           0      833,700     833,700            0            0
GRAND TOTALS               1,183,904  1,124,643        2,139     (61,400) 25,050,327  25,281,262      301,583      (70,648)
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


FNB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Net income for the first three months of 2000 was $237,255, compared to $242,108 for the first three months of 2000 and $189,457 for the same period in 1999. This represents a decrease of $4,853 or 2% from 2000 and an increase of $47,798 or 25.23% from 1999. Net income on an adjusted per share basis for the first three months of 2001 was $0.30 the same as the $0.30 per share for 2000, and an increase of $0.06 from the $0.24 per share for the three months ended March 31, 1999.

Total interest and dividend income for the first three months of 2001 was $2,244,892 compared to $2,096,870 for the first three months of 2000, an increase of $148,022, and compared to $1,882,593 for the three months ended March 31, 1999, representing an increase of $362,299. This increase is a result of an increase in interest income on loans which has increased $149,789 from 2000. Since March 31, 2000, net loans have increased $5,441,649. This increase in loans, our highest yielding interest-earning asset, has increased our interest income for the first three months of 2001.

During the first quarter of 2001, interest rates on loans have decreased as the Federal Reserve has decreased short term interest rates 100 basis points since December 31, 2000. In order to decrease our funding costs, we have decreased deposit rates. The combination of the increase in loan balances and decrease in loan interest rates has resulted in a slight increase in our net interest income. Due to the present declining interest rate environment, investment securities with call features have been exercised by the issuer resulting in excess funds being invested in lower yielding federal funds sold until such time as they can be invested in loans or in other securities. We anticipate the decrease in interest rates on loans and the decrease of deposit rates will result in the slight decrease of our net interest margin during the next few earning periods over the net interest margin in 2000 as yields on earning assets decrease more rapidly than those of deposits.

Interest expense for the three months ended March 31, 2001, was $1,235,464, an increase of $120,539 from the $1,114,925 for the same period in 2000, and an increase of $215,129 from the $1,020,335 incurred for the same period in 1999. This increase is due to an increase in the balances of time deposits and savings accounts as well as an increase in the cost of deposits.

The tax-adjusted net interest margin has decreased 11 basis points to 3.67% for the first three months of 2001 from that of the first three months of 2000 which was 3.78%. This decrease was the result of an increase in the cost of deposits which increased 30 basis points to 4.84% in 2001 from 4.54% in 2000. This increase is a direct result of the increasing cost of time deposits and Money Market Accounts during the second, third and fourth quarters of 2000. The tax-equivalent yield on earning assets for the first three months of 2001 increased .10% to 7.92% from 7.82% for the same period in 2000 while the cost of interest-bearing liabilities increased .26% to 4.91% from 4.65% for the same period in 2000. The increased yield on earning assets is due to adjustable rate loans increasing to higher interest rates and new loans having higher interest rates. We will concentrate on improvement of net interest margin throughout the year. Recent decreases in interest rates on adjustable rate loans and securities will be offset by maturing higher cost time
deposits repriced to lower yielding deposits.   Through the
reduction of savings and time deposit interest rates, we will strive to maintain and improve the net interest margin.

Total noninterest income for the first three months of 2001 decreased $22,835 due to a $10,887 loss on the disposal of other real estate while in 2000 a $19,177 gain was recognized by the Bank on the disposal of other real estate; this is a direct decrease in income of $30,064. Operating expenses for the period ended March 31, 2001, were $844,473, a $49,792 increase from the operating expenses incurred for the same period in 2000 of $794,681. This increase was mainly the result of a $29,678 increase in wages and benefits.

Our income tax provision for the first three months of 2001 was $41,103 as compared to $57,394 for the first three months of 2000. We continue to operate with a marginal tax rate of 34%, during the first quarter of 2001. The effective income tax rate for the first three months of 2000 was 14.77% a 4.39% decrease compared to 19.16% for the first three months of 2000.

Total assets as of March 31, 2001, were $126,289,070, an increase of $2,662,835 from the period ending December 31, 2000, representing an increase of 2.15%. This increase in total assets was a result of increased lending activity. Net loans as of March 31, 2001, were $84,506,223 compared to $83,112,173 as of
December 31, 2000, an increase of $1,394,050 or 1.68%, a result of commercial loan settlements. Other increases in assets are a direct result of federal funds sold which increased $3,525,000 from year end 2000. This increase in lending and federal funds sold was funded by an increase in deposits. Total deposits increased $3,017,735 to $106,650,223 as of March 31, 2001, from
$103,632,488 as of December 31, 2000. As a result of increased deposits borrowing from the Federal Home Loan Bank were decreased by $769,327 from December 31, 2000. The allowance for loan losses at the end of the three months was $835,765 compared to $811,124 at year end 2000. The provision for loan losses for the first three months of 2001 was $36,000 compared to $60,000 for the first three months of 2000.

Total equity as of March 31, 2001, was $12,961,322, 10.26% of total assets, as compared to $12,548,027, 10.15% of total assets as of December 31, 2000.

We have risk-based capital ratios exceeding regulatory requirements. Risk-based capital guidelines require a minimum ratio of 8.0%. At March 31, 2001, the risk-based capital ratio of the Corporation was 16.84% while at December 31, 2000, the risk-based capital ratio was 17.15%. The following table presents our risk-based capital ratios:


                                           March 31,
Regulatory                                   2001       Minimum

Leverage Ratio                                9.92%       4.00%
Risk-based capital ratios:
    Tier I (core capital)                    15.79%       4.00%
    Total Capital
    (Tier I and Tier II Capital)             16.84%       8.00%


































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




						/s/John C. Duffey
						(John C. Duffey, President
						 and Director of the Company and
						 President/CEO of the Bank)
						(Duly Authorized Officer)



Date April 24, 2001     	     /s/Daniel E. Waltz
						(Daniel E.Waltz,
						 Secretary/Treasurer and Director
						 of the Company and Senior Vice
						 President/CFO of the Bank)
						(Principal Financial &
						 Accounting Officer)
























					DEC-31-2001
					MAR-31-2001
					3,124
                		1,851
					3,525
					0
          			24,448
				     1,184
				     1,125
					85,342
					836
					126,289
					106,650
					0
					1,270
					5,408
					252
				     0
					0
					12,709
		               126,289
					1,781
					406
					58
					2,245
					1,154
					1,235
				     1,009
					36
					6
					844
					278
			          278
					0
					0
					237
					.30
					.30
					3.67
					287
					189
					0
					1,037
					811
					17
					6
					836


				     836
					0
				     0


EXHIBIT 99
INDEPENDENT ACCOUNTANT'S REPORT




Board of Directors
FNB Financial Corporation
McConnellsburg, Pennsylvania


	We have reviewed the accompanying consolidated balance sheet of FNB Financial Corporation and Subsidiary as of March 31, 2001 and the related consolidated statements of income for the three month periods ended September 30, 2001 and 2000 and consolidated statements of comprehensive income for the three months ended
March 31, 2001 and 2000 and consolidated statements of cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the corporation's management.

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



Chambersburg, Pennsylvania
April 27, 2001