Form 10-Q
period 2001-06-30
FNB FINANCIAL CORP /PA/
filed 2001-08-09
CIK 820222

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549-1004

	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2001

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

             Class              Outstanding at June 30, 2001
(Common stock, $0.315 par value)		800,000













	FNB FINANCIAL CORPORATION

	INDEX

                                                       Page
PART I  -  FINANCIAL INFORMATION

	Condensed consolidated balance sheets -
	  June 30, 2001 and December 31, 2000                 4

	Condensed consolidated statements of income -
	  Three months ended June 30, 2001 and 2000           5

	Condensed consolidated statements of income -
	  Six months ended June 30, 2001 and 2000             6

	Condensed consolidated statements of comprehensive
	  income                                    -
	  Six months ended June 30, 2001 and 2000             7

	Condensed consolidated statements of cash flows -
	  Six months ended June 30, 2001 and 2000             8

	Notes to condensed consolidated financial
	  statements                                         9-12

	Table #1 - Schedule of held to maturity and
	  available for sale investment activity for the
	  period January 1, 2001 through June 30, 2001       12

	Table #2 - Schedule of gross unrealized gains and
	  unrealized losses within the held to maturity and
	  available for sale investment portfolios by
	  investment type                                    13

	Management's discussion and analysis of financial
	  condition and results of operations               14-16


PART II  -  OTHER INFORMATION                             18

	Signatures                                           19

	Exhibits                                            20-22






















	PART I - FINANCIAL INFORMATION











































FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
	CONDENSED CONSOLIDATED BALANCE SHEET

                                          June 30, 2001   December 31, 2000
ASSETS:                                      (reviewed)     (audited*)
Cash and Due from banks                      $ 4,543,522    $ 4,020,479
Interest-bearing deposits with banks           5,003,864        778,546
Marketable Debt Securities
       Held-to-maturity (Market value - 2001
       $1,105,683 and 2000: $1,135,971)        1,163,976      1,207,835
       Available-for-sale                     21,041,139     26,552,099
Marketable Equity Securities
   Available for Sale                            200,017        216,422
Federal Reserve, Atlantic Central Banker's Bank
   and Federal Home Loan Bank Stock              833,700        833,700
Federal Funds Sold                             6,074,000            0
Loans, net of unearned discount &
       Allowance for loan losses              85,024,978     83,112,173
Bank buildings, equipment, furniture &
       fixtures, net                           3,016,234      3,069,015
Accrued interest receivable                      646,742        789,393
Deferred income tax charges                      196,723        291,325
Other real estate owned                          104,018        168,653
Intangible Assets                                136,942        145,125
Cash surrender value of life insurance         2,261,949      2,209,915
Other assets                                     474,537        231,555
    Total Assets                            $130,722,341   $123,626,235
                                              ==========     ==========
LIABILITIES :
Deposits:
   Demand deposits                           $14,891,954    $11,798,431
   Savings deposits                           30,450,620     29,407,101
   Time certificates                          65,051,631     62,129,564
   Other time deposits                           558,402        297,392
      Total deposits                        $110,952,607   $103,632,488
Accrued interest payable & other liabilities   1,213,643      1,076,819
Liability for other borrowed funds             5,406,225      6,176,901
Dividends payable                                 96,000        192,000
    Total Liabilities                       $117,668,475   $111,078,208
STOCKHOLDERS' EQUITY:
Capital stock, Common, par value $0.315;
  12,000,000 shares authorized; 800,000
   outstanding                               $   252,000    $   252,000
Additional paid-in capital                     1,789,833      1,789,833
Retained earnings                             10,906,305     10,623,726
Accumulated other comprehensive income           105,728       (117,532)
    Total Stockholders' Equity               $13,053,866    $12,548,027
    Total Liabilities & Stockholders' Equity$130,722,341   $123,626,235
                                              ==========     ==========

*Condensed from audited financial statements.
The accompanying notes are an integral part of these condensed financial statements.

	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

	CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30, 2001 and 2000
	(UNAUDITED)

                                                     2001       2000

Interest & Dividend Income

Interest & fees on loans                         $1,793,235  $1,711,647
       Interest on investment securities:
              U.S. Treasury Securities                  0           0
              Obligations of other U.S.
                  Government Agencies               220,843     327,387
              Obligations of State & Political
                  Subdivisions                      105,770     107,025
       Interest on deposits with banks               41,365      11,519
       Dividends on Equity Securities                14,610      15,077
       Interest on federal funds sold                45,982         0
              Total Interest & Dividend Income    2,221,805   2,172,655

Interest Expense
     Interest on deposits                         1,134,005   1,018,012
     Interest on Other borrowed money                83,147     141,021
              Total Interest Expense              1,217,152   1,159,033
              Net interest income                 1,004,653   1,013,622
       Provision for loan losses                     36,000      45,000
              Net interest income after
              Provision for loan losses             968,653     968,622
Other income
       Service charges on deposit accounts           54,302      38,687
       Other service charges, collection &
              exchange charges, commissions
              and fees                               70,260      76,956
       Other income                                  46,864      37,347
       Net gain/(loss) on disposal of other assets   (1,250)        0
       Net gain/(loss) on sale of other real estate     0       (19,983)
       Net Securities gains/(losses)                  3,733        (474)
              Total other income                    173,909     132,533
Other expenses                                      862,707     793,522
       Income before income taxes                   279,855     307,633
       Applicable income taxes                       49,980      65,356
  Net income                                       $229,875    $242,277
                                                    =======     =======
Earnings per share of Common Stock:
       Net income per share                           $0.29       $0.30
Cash dividend declared per share                      $0.12       $0.11
Weighted average number of shares outstanding       800,000     800,000

The accompanying notes are an integral part of these condensed financial statements.



	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

	CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30, 2001 and 2000
	(UNAUDITED)

                                                    2001        2000

Interest & Dividend Income
       Interest & fees on loans                  $3,574,322  $3,342,945
       Interest on investment securities:
              U.S. Treasury Securities                  0           0
              Obligations of other U.S.
                Government Agencies                 510,498     656,956
              Obligations of State & Political
                Subdivisions                        205,936     218,779
       Interest on deposits with banks               60,623      21,560
       Dividends on Equity Securities                30,896      29,285
       Interest on federal funds sold                84,422         0
              Total Interest & Dividend Income    4,466,697   4,269,525
Interest Expense
       Interest on deposits                       2,287,688   2,004,659
       Interest on other borrowed money             164,928     269,299
              Total Interest Expense              2,452,616   2,273,958
              Net interest income                 2,014,081   1,995,567
       Provision for loan losses                     72,000     105,000
              Net interest income after
                Provision for loan losses         1,942,081   1,890,567
Other income
       Service charges on deposit accounts          104,144      80,895
       Other service charges, collection &
             exchange charges, commissions
             and fees                               132,664     140,926
       Other income                                  88,673      84,230
       Net gain/(loss) on sale of other real estate (10,887)       (806)
       Net gain/(loss) on disposal of other assets   (1,250)        0
       Net Securities gains/(losses)                  9,968        (474)
              Total other income                    323,312     304,771
Other expenses                                    1,707,180   1,588,203
       Income before income taxes                   558,213     607,135
       Applicable income taxes                       91,082     122,750
       Net income                                  $467,131    $484,385
                                                    =======     =======
Earnings per share of Common Stock:
       Net income per share                           $0.58       $0.61
Cash dividend declared per share                      $0.23       $0.21
Weighted average number of shares outstanding       800,000     800,000

The accompanying notes are an integral part of these condensed financial statements.



	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

	CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended June 30, 2001 and 2000
	(UNAUDITED)

                                                   2001         2000

Net Income                                       $467,131      $484,385
Other Comprehensive income, net of tax
    Unrealized holding gains/(losses) for period  223,260        54,251
Comprehensive Income                            $ 690,391     $ 538,636
                                                  =======       =======

The accompanying notes are an integral part of these condensed financial statements.



































	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30, 2001 and 2000

	(UNAUDITED)
                                                      2001            2000
Cash flows from operating activities:
      Net income                                  $  467,131       $  484,385
      Adjustments to reconcile net income to
       net cash provided by operating activities:
            Depreciation & amortization              145,597          136,496
            Provision for loan losses                 72,000          105,000
            Increase in Cash Surrender value
              of Life Insurance                      (52,034)         (53,384)
            Net (gain)/loss on sales of investments   (9,968)             474
            Deferred income taxes                    (24,155)         (31,856)
            Net Loss on Disposal of other Real Estate 10,887              805
            (Increase) decrease in accrued
                   interest receivable               142,651          (40,973)
            Loss on Disposal of Other Assets           1,250             (445)
             Increase (decrease) in accrued interest
                   payable and other liabilities     136,824           79,426
             Other (net)                            (238,069)         (67,640)
Net cash provided (used) by operating activities     652,114          612,288
Cash flows from investing activities:
     Net (increase) decrease in interest-
            bearing deposits with banks           (4,225,318)           8,068
     Purchases of Available-for-sale securities   (1,225,000)             0
     Proceeds from maturities of HTM securities       43,860          354,286
     Proceeds from maturities of AFS securities    7,088,650        1,283,713
     Proceeds sale of marketable equity securities    22,970              0
     Net (increase) decrease in loans             (1,984,805)      (5,559,260)
     Proceeds from sale of Other real estate owned    64,635          273,787
     Purchases of bank premises & equipment (net)    (84,506)         (22,681)
     Purchases of investment in insurance company    (25,000)             0
     Proceeds from sale of furniture and fixtures        0                706
     Purchase of other bank stock                        0           (152,500)
Net cash provided (used) by investing activities    (324,514)      (3,813,881)
Cash flows from financing activities:
     Net increase (decrease) in deposits           7,320,119        2,349,090
     Net increase (decrease) in other borrowings    (770,676)       3,797,495
     Cash dividends paid                            (280,000)        (252,000)
Net cash provided (used) by financing activities   6,269,443        5,894,585
Net increase (decrease) in cash & cash equivalents 6,597,043        2,692,992
Cash & cash equivalents, beginning balance         4,020,479        3,565,173
Cash & cash equivalents, ending balance          $10,617,522       $6,258,165
                                                   =========        =========
Supplemental disclosure of cash flows information
	Cash paid during the year for:
           Interest                               $2,434,069       $2,242,291
           Income taxes                             $204,947          105,756
Supplemental schedule of noncash investing &
      financing activities
      Unrealized gain (loss) on Available-for-sale
           securities net of tax effects             230,530          54,261
      Accrued dividends payable                       96,000          88,000

The accompanying notes are an integral part of these condensed financial statements.



			FNB FINANCIAL CORPORATION

	JUNE 30, 2001
	(UNAUDITED)

NOTE 1 - REVIEW OF INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2001 and 2000 have been reviewed by independent certified public accountants. Their report on their review is attached as
Exhibit 99 to this 10-Q.


NOTE 2 - BASIS OF PRESENTATION

	The financial information presented at and for the six months ended June 30, 2001 and June 30, 2000 is unaudited. Information presented at December 31, 2000, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.


NOTE 3 - PRINCIPLES OF CONSOLIDATION

	The consolidated financial statements include the accounts Of the corporation and its wholly-owned subsidiary, The
	First National Bank of McConnellsburg. All significant intercompany transactions and accounts have been eliminated.


NOTE 4 - CASH FLOWS

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


NOTE 5 - FEDERAL INCOME TAXES

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


NOTE 6 - INVESTMENTS

	The activity within the held to maturity and available for sale portfolios for the period January 1, 2001, through June 30, 2001, is summarized in Table #1 on page 13. No sales were conducted from securities contained within the held to maturity portfolio.

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

	In regard to Collateralized Mortgage Obligations (CMOs), the Bank presently has none of these types of investments in its portfolio.




NOTE 7 - ALLOWANCE FOR LOAN LOSSES

	Activity in the allowance for loan losses is summarized as follows:

                                                     2001        2000

Allowance for loan losses beginning of the year    $811,124    $746,067
   Loans charged-off during the year:
              Real estate mortgages                  18,385       1,000
              Installment loans                      41,080      50,083
              Commercial & all other                    0        12,718
                    Total charge-offs                59,465      63,801
   Recoveries of loans previously charged-off:
              Real estate mortgages                      0           0
              Installment loans                      10,871      10,910
              Commercial & all other                     75         895
                    Total recoveries                 10,946      11,805
   Net loans charged-off (recovered)                 48,519      51,996
   Provision for loan losses charged to operations   72,000     105,000
       Allowance for loan losses, June 30          $834,605    $799,071
                                                   =========    ========

The following table shows the principal balance of nonaccrual loans as of June 30, 2001:

Nonaccrual loans                                    $ 381,288.68
                                                      ==========
Interest income that would have been
   accrued at original contract rates                $ 17,159.45
Amount recognized as interest income                   11,246.40
   Foregone revenue                                  $  5,913.05
                                                       =========


NOTE 8 - IMPAIRED LOANS

	As the Bank has undertaken a more rigorous review of loans, their underlying collateral values and ability to repay, management has determined that based upon this review there are presently loans on the Bank's books which may not be paid in full according to contractual terms and may require additional specific provisions to the allowance for loan losses. As of June 30, 2001, the dollar amount outstanding on these impaired loans was $864,458; the underlying collateral values for these loans based upon contractual lending terms was $939,410; and the specific amount allocated for these loans in the allowance for loan losses was $120,000.

NOTE 9 - OTHER COMMITMENTS

	In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. The bank does not anticipate any losses as a result of these transactions.


NOTE 10 - CHANGE TO A FINANCIAL COMPANY STATUS

	On March 23, 2001, FNB Financial Corporation received Approval from the Board of Governors of the Federal Reserve System to become a financial holding company pursuant to 4(k) and (1) of the BHC Act (12 U.S.C. SS 1843(k) and (1)) and section 225.82 of the Board's Regulation Y (12 C.F.R. 225.82). As a financial holding company, we may engage in activities that are financial in nature or incidental to a financial activity.

NOTE 11 - INCREASE IN THE NUMBER OF DIRECTORS

	At a Board of Directors Meeting of FNB Financial Corporation on June 13, 2001, the Board increased the number of Directors of FNB Financial Corporation from eleven (11) to twelve (12). Mr. Terry L. Randall, President of Mellott Enterprises, Inc. was appointed to fill this vacancy. Mr. Randall was appointed to Class 3 Directors which will stand for election at the corporation's annual meeting in 2002. Mr. Randall was also appointed to the Board of Directors of The First National Bank of McConnellsburg.

	TABLE #1
	SCHEDULE OF HELD TO MATURITY AND AVAILABLE FOR SALE
	DEBT SECURITY PORTFOLIOS
	TRANSACTION SUMMARY
	FOR THE PERIOD JANUARY 1, 2001 THROUGH JUNE 30, 2001

                            HELD TO        AVAILABLE      TOTAL
                            MATURITY       FOR SALE    INVESTMENT
                            PORTFOLIO      PORTFOLIO    PORTFOLIO
BEGINNING BALANCE 1/1/01   $1,207,835    $26,736,452  $27,944,287
PURCHASES                         0        1,225,000    1,225,000
PROCEEDS FROM SALES               0              0            0
NET LOSSES/(GAINS)                0            4,750        4,750
MATURITIES/CALLS PAYDOWNS/
PREMIUM AMORTIZATION/DISCOUNT
ACCRETION                      43,860      7,088,650    7,132,510
ENDING BALANCE 6/30/01     $1,163,975    $20,877,552  $21,451,527
                            =========     ==========   ==========

	TABLE #2
	SCHEDULE OF UNREALIZED GAINS AND UNREALIZED LOSSES
	WITHIN THE HELD TO MATURITY AND AVAILABLE FOR SALE
	INVESTMENT PORTFOLIOS BY INVESTMENT TYPE
	JUNE 30, 2001

	          	          HELD TO    HELD TO     HELD TO    HELD TO      AVAILABLE   AVAILABLE   AVAILABLE   AVAILABLE
                             MATURITY   MATURITY    MATURITY   MATURITY     FOR SALE    FOR SALE    FOR SALE    FOR SALE
                              BOOK      MARKET     UNREALIZED UNREALIZED     BOOK       MARKET     UNREALIZED  UNREALIZED
SECURITY PORTFOLIO            VALUE      VALUE         GAIN       LOSS       VALUE       VALUE         GAIN        LOSS
U.S. GOVERNMENT TREASURIES        0          0           0           0          0           0              0            0
U.S. GOVERNMENT TREASURIES        0          0           0           0          0           0              0            0
U.S. GOVERNMENT AGENCIES          0          0           0           0    7,248,165   7,354,360      106,196            0
U.S. GOVERNMENT AGENCIES    544,392    488,518           0     (55,874)   2,923,907   2,871,297            0      (52,610)
SBA GUARANTEED LOAN POOL
CERTIFICATES                252,852    254,986       2,134           0      426,694     428,961        2,267            0
SBA GUARANTEED LOAN POOL
CERTIFICATES                366,731    362,178           0       (4,553)    295,773     292,859            0       (2,914)
MORTGAGE-BACKED SECURITIES        0          0           0           0      463,260     463,975          715            0
MORTGAGE-BACKED SECURITIES        0          0           0           0      332,436     330,117            0       (2,319)
SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                          0          0           0           0    7,129,568   7,283,162      153,594            0
SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                          0          0           0           0    2,057,749   2,016,408                   (41,341)
MARKETABLE EQUITY SECURITIES      0          0           0           0      147,396     165,017       17,621            0
MARKETABLE EQUITY SECURITIES      0          0           0           0       45,000      35,000          0        (10,000)
FEDERAL RESERVE BANK STOCK,
ATLANTIC CENTRAL BANKERS BANK
STOCK AND FEDERAL HOME LOAN
BANK STOCK                        0          0           0           0      833,700     833,700            0            0
GRAND TOTALS              1,163,975  1,105,683        2,134     (60,427) 21,903,648  22,074,856      280,392     (109,184)
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



                  FNB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Net income for the first six months of 2001 was $467,131 compared to $484,385 for the same period in 2000 and $425,097 for the same period in 1999. This represents a decrease of $17,254 or 3.56% from 2000 and an increase of $42,034 or 9.89% from 1999. Net income on an adjusted per share basis for the first six months of 2001 was $0.58, a decrease of $0.03 from the $0.61 per share for the six months ended June 30, 2000, and an increase of $0.05 from the $0.53 per share for the six months ended June 30, 1999.

Total interest and dividend income for the first six months of 2001 was $4,466,697 compared to $4,269,525 for the first six months of 2000, an increase of $197,172, and compared to $3,778,392 for the six months ended June 30, 1999, representing an increase of $688,305. This increase is a result of an increase in interest income on loans which has increased $231,377 from 2000. Since June 30, 2000, net loans have increased $3,664,027. This increase in loans, our highest yielding interest-earning asset, has increased our interest income for the first six months of 2001.

During the first six months of 2001, interest rates on loans have decreased as the Federal Reserve has decreased short term interest rates 275 basis points since December 31, 2000. This decreasing interest rate environment is in direct contrast to the period from December 31, 1999, until June 30, 2000, during which the Federal Reserve increased short term interest rates 100 basis points. In order to retain our interest margin, we have decreased deposit rates. The combination of the increase in loan balances, decrease in loan interest rates, and decrease in security interest income due to security calls exercised by the issuer has resulted in a slight increase in our net interest income; however, our net interest margin has decreased due to the cost of deposits not decreasing as rapidly as our yield on earning assets. We anticipate the decrease in interest rates on loans and the decrease of deposit rates will result in a slight decrease of our net interest margin during the next few earning periods over the net interest margin in 2000.

Interest expense for the six months ended June 30, 2001, was $2,452,616, an increase of $178,658 from the $2,273,958 for the same period in 1999, and an increase of $435,542 from the $2,017,074 incurred for the same period in 1999. This increase is due to an increase in the balance of interest-bearing liabilities. Total interest-bearing liabilities have increased $6,263,421 from $89,797,232 at June 30, 2000, to $96,060,653 at June 30, 2001.
During this same period other borrowed funds decreased $4,756,266 from $10,162,491 at June 30, 2000, to $5,406,225 at June 30, 2001.

This decrease in borrowed funds is a direct result of security calls as discussed earlier, the interest-bearing deposit balance increase of $6,263,421, and a non-interest bearing deposit balance increase of $3,010,160 during this same period. Funds not invested in loans and reinvested in securities have been temporarily invested in federal funds sold and interest-bearing deposits with banks which have respectively increased $6,074,000 and $4,288,838 over the same period in 2000. Management has determined not to pay off borrowings from the Federal Home Loan Bank due to penalties associated with such early pay-off.
Interest expense on deposits was $2,287,688 as of June 30, 2001, an increase of $283,029 from the $2,004,659 incurred for the same period in 2000 while interest expense on other borrowed money was $164,928 for the period ended June 30, 2001, a decrease of $104,371 from the $269,299 incurred for the same period in 2000.

The tax-adjusted net interest margin has decreased 16 basis points to 3.64% for the first six months of 2001 from that of the first six months of 2000 which was 3.80%. This decrease was the result of a decrease in the yield on earning assets which occurred during the first six months of 2001 due to the decrease in short term interest rates by the Federal Reserve Board. The tax-equivalent yield on earning assets for the first six months of 2001 decreased
 .06% to 7.82% from 7.88% for the same period in 2000 while the cost of interest-bearing liabilities increased .13% to 4.84% from 4.71% for the same period in 2000. The decreased yield on earning assets is due to adjustable rate loans decreasing to lower interest rates and new loans having lower interest rates. The increased cost of interest-bearing liabilities is due mainly to the increase in the cost of time deposits which occurred during the third and fourth quarters of 2000 as well as our use of borrowed funds during 2000. We are striving to improve the net interest margin throughout the remainder of the year by decreasing our cost of interest-bearing deposits. Recent decreases in interest rates on adjustable rate loans and securities will be offset by maturing lower cost time deposits repriced to lower
yielding deposits.   Through the reduction of savings, NOW and
Money market account deposit interest rates, we will strive to maintain and improve the net interest margin.

Total non-interest income for the first six months of 2001
increased $18,541 from the same period in 2000.   Service charges
on deposit accounts increased $23,249 from 2000, the result of increased insufficient fund charges and minimum balance charges. Other Service Charges decreased $8,262 due to a decrease in credit disability and life insurance commissions and fees of $13,765 while other income increased $4,443. These increases in other income were offset by a $10,887 loss on the disposal of other real estate and an increase in net security gains in the amount of $10,442 due to security gains realized on called debt securities and sold marketable equity securities.

Operating expenses for the period ended June 30, 2000, were $1,707,180, a $118,977 increase from the operating expenses incurred for the same period in 2000 of $1,588,203. This increase is mainly the result of a $62,608 increase in wages and benefits and a $21,607 increase in occupancy expenses.

Our income tax provision for the first six months of 2001 was $91,082 as compared to $122,750 for the first six months of 2000.
 We continue to operate with a marginal tax rate of 34%. The effective income tax rate for the first six months of 2001 was 16.32%, a 3.90% decrease compared to 20.22% for the first six months of 2000.

Total assets as of June 30, 2001, were $130,722,341, an increase of $7,096,106 over the period ending December 31, 2000, representing an increase of 5.74%. This increase in total assets was in interest-bearing deposits with banks of $4,225,318 and in federal funds sold of $6,074,000. Net loans as of June 30, 2001, were $85,024,978 compared to $83,112,173 as of December 31, 2000, an increase of $1,912,805 or 2.30%, a result of commercial loan settlements. To fund this increase in assets, total deposits increased $7,320,119 to $110,952,607 as of June 30, 2001, from
$103,632,488 as of December 31, 2000.

The allowance for loan losses at the end of the six months was $834,605 compared to $811,124 at year end 2000 and is considered adequate, in our opinion, to absorb possible losses on existing loans. The provision for loan losses for the first six months of 2001 was $72,000 compared to $105,000 for the first six months of 2000. This decrease from the 2000 provision is a result of the increased balance of the allowance over the past few years and management's analysis that the current provision is adequate to support possible loan losses and future loan growth.

Total equity as of June 30, 2001, was $13,053,866, 9.99% of total assets, as compared to $12,548,027, 10.15% of total assets as of December 31, 2000. We have risk-based capital ratios exceeding regulatory requirements. Risk-based capital guidelines require a minimum ratio of 8.0%. At June 30, 2001, the risk-based capital ratio of the Corporation was 16.43% while at December 31, 2000, the risk-based capital ratio was 17.15%. The following table presents our risk-based capital ratios:


                                           June 30,    Regulatory
                                             2001        Minimum

Leverage Ratio                                9.72%       4.00%
Risk-based capital ratios:
    Tier I (core capital)                    15.42%       4.00%
    Total Capital
    (Tier I and Tier II Capital)             16.43%       8.00%




	PART II - OTHER INFORMATION



















































	PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

	None

Item 2 - Changes in Securities

	None

Item 3 - Defaults Upon Senior Securities

	Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

	None

Item 5 - Other Information

	None

Item 6 - Exhibits and Reports on Form 8-K

	a.  Exhibits:

	Exhibit Number Referred to         Description of Exhibit:
	Item 601 of Regulation S-K:
			Exhibit 27                     Financial Data Schedule

			Exhibit 99                     Report of Independent
				 	                      Accountant's on Interim
					                      Financial Statements

	b.  Reports on Form 8-K  - None





















	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




					/s/John C. Duffey
					(John C. Duffey, President
					 and Director of the Company and
					 President of the Bank)
					(Duly Authorized Officer)



Date August 1, 2001  	/s/Daniel E. Waltz
					(Daniel E. Waltz, Secretary/Treasurer
					 and Director of the Company and
					 Senior Vice President/COO of
					 the Bank)
					(Principal Financial &
					 Accounting Officer)

































EX-27
ARTICLE 9 FDS FOR 10-Q

9
1,000


6-MOS
DEC-31-2001
JUN-30-2001
4,544
5,004
6,074
0
21,041
1,164
1,106
85,025
835
130,722
110,952
0
1,310
5,406
252
0
0
12,802
130,722
3,574
748
145
4,467
2,288
2,453
2,014
72
10
1,707
558
558
0
0
467
0.58
0.58
3.64
381
262
0
864
811
59
11
835
835
0
0














































	Exhibit 99


INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors
FNB Financial Corporation
McConnellsburg, Pennsylvania


	We have reviewed the accompanying consolidated balance sheet of FNB Financial Corporation and Subsidiary as of June 30, 2001 and the related consolidated statements of income for the three and six month periods ended June 30, 2001 and 2000 and consolidated statements of comprehensive income for the six months ended June 30, 2001 and 2000 and consolidated statements of cash flows for the six months ended June 30, 2001 and 2000. These financial statements are the responsibility of the corporation's management.

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


Chambersburg, Pennsylvania
August 7, 2001