Form 10-Q
period 2001-09-30
FNB FINANCIAL CORP /PA/
filed 2001-11-13
CIK 820222

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549-1004

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2001

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

	YES X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class              Outstanding at September 30, 2001
(Common stock, $0.315 par value)		800,000


FNB FINANCIAL CORPORATION

INDEX


Page
PART I  -  FINANCIAL INFORMATION

	Condensed consolidated balance sheets -
	  September 30, 2001 and December 31, 2000	4

	Condensed consolidated statements of income -
	  Three months ended September 30, 2001 and 2000	5

	Condensed consolidated statements of income -
	  Nine months ended September 30, 2001 and 2000	6

	Condensed consolidated statements of comprehensive
	  income                                    -
	  Nine months ended September 30, 2001 and 2000	7

	Condensed consolidated statements of cash flows -
	  Nine months ended September 30, 2001 and 2000	8

	Notes to condensed consolidated financial
	  Statements	9-12

	Table #1 - Schedule of held to maturity and
	  available for sale investment activity for the
	  period January 1, 2001 through September 30, 2001	13

	Table #2 - Schedule of gross unrealized gains and
	  unrealized losses within the held to maturity and
	  available for sale investment portfolios by
	  investment type	14

	Management's discussion and analysis of financial
	  condition and results of operations	15-17


PART II - OTHER INFORMATION	19

	Signatures	20

	Exhibits	21 - 23














	PART I - FINANCIAL INFORMATION


FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET

                                            September 30,  December 31,
                                                2001           2000
ASSETS:                                      (unaudited)    (audited*)
Cash and Due from banks                      $ 3,630,664    $ 4,020,479
Interest-bearing deposits with banks           7,198,931        778,546
Marketable Debt Securities
       Held-to-maturity (Market value - 2001:
       $1,089,421 and 2000: $1,135,971)        1,132,904      1,207,835
       Available-for-sale                     19,572,117     26,552,099
Marketable Equity Securities
   Available for Sale                            206,045        216,422
Federal Reserve, Atlantic Central Banker's Bank
   and Federal Home Loan Bank Stock              833,700        833,700
Federal Funds Sold                             3,000,000          0
Loans, net of unearned discount &
       Allowance for loan losses              86,279,938     83,112,173
Bank buildings, equipment, furniture &
       fixtures, net                           2,951,819      3,069,015
Accrued interest receivable                      661,351        789,393
Deferred income tax charges                      114,326        291,325
Other real estate owned                          103,568        168,653
Intangible Assets                                133,061        145,125
Cash surrender value of life insurance         2,287,539      2,209,915
Other assets                                     426,070        231,555
    Total Assets                            $128,532,033   $123,626,235
                                              ==========     ==========
LIABILITIES :
Deposits:
   Demand deposits                           $13,235,283    $11,798,431
   Savings deposits                           29,207,829     29,407,101
   Time certificates                          65,208,014     62,129,564
   Other time deposits                           769,732        297,392
      Total deposits                        $108,420,858   $103,632,488
Accrued interest payable & other liabilities   1,277,114      1,076,819
Liability for other borrowed money             5,404,853      6,176,901
Accrued dividends payable                        104,000        192,000
    Total Liabilities                       $115,206,825   $111,078,208
STOCKHOLDERS' EQUITY:
Capital stock, Common, par value $0.315;
  12,000,000 shares authorized; 800,000
   outstanding                               $   252,000    $   252,000
Additional paid-in capital                     1,789,833      1,789,833
Retained earnings                             11,070,628     10,623,726
Accumulated other comprehensive income           212,747       (117,532)
    Total Stockholders' Equity               $13,325,208    $12,548,027
    Total Liabilities & Stockholders' Equity$128,532,033   $123,626,235
                                              ==========     ==========

*Condensed from audited financial statements.
The accompanying notes are an integral
part of these condensed financial statements.


FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended September 30, 2001 and 2000
(UNAUDITED)

                                                     2001       2000

Interest & Dividend Income
Interest & fees on loans                         $1,787,582  $1,791,648
       Interest on investment securities:
              U.S. Treasury Securities                  0           0
              Obligations of other U.S.
                  Government Agencies               182,244     324,261
              Obligations of State & Political
                  Subdivisions                      105,828     103,049
       Interest on deposits with banks               49,723      16,380
       Dividends on Equity Securities                14,542      16,166
       Interest on federal funds sold                48,669       3,445
              Total Interest & Dividend Income    2,188,588   2,254,949
Interest Expense
       Interest on deposits                       1,075,922   1,102,784
       Interest on Other borrowed money              84,106      99,638
              Total interest expense              1,160,028   1,202,422
                 Net interest income              1,028,560   1,052,527
       Provision for loan losses                     36,000      45,000
              Net interest income after
              Provision for loan losses             992,560   1,007,527
Other income
       Service charges on deposit accounts           54,770      52,100
       Other service charges, collection &
              exchange charges, commissions
              and fees                               89,739      55,241
       Other income                                  34,183      37,743
       Net gain/(loss) on sale of other real estate (10,151)        0
       Net Securities gains/(losses)                  4,320         0
              Total other income                    172,861     145,084
Other expenses                                      833,405     821,818
       Income before income taxes                   332,016     330,793
       Applicable income taxes                       64,244      69,018
  Net income                                       $267,772    $261,775
                                                    =======     =======
Earnings per share of Common Stock:
       Net income per share*                          $0.33       $0.33
Cash dividend declared per share*                     $0.13       $0.12

Weighted average number of shares outstanding       800,000     800,000



The accompanying notes are an integral
part of these condensed financial statements.


FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Nine Months Ended September 30, 2001 and 2000
(UNAUDITED)

                                                    2001        2000

Interest & Dividend Income
       Interest & fees on loans                  $5,361,904  $5,134,593
       Interest on investment securities:
              U.S. Treasury Securities                  0           0
              Obligations of other U.S.
                Government Agencies                 692,742     981,217
              Obligations of State & Political
                Subdivisions                        311,764     321,828
       Interest on deposits with banks              110,346      37,940
       Dividends on Equity Securities                45,438      45,451
       Interest on federal funds sold               133,091       3,445
              Total Interest & Dividend Income    6,655,285   6,524,474
Interest Expense
       Interest on deposits                       3,363,610   3,107,443
       Interest on other borrowed money             249,034     368,937
              Total Interest Expense              3,612,644   3,476,380
              Net interest income                 3,042,641   3,048,094
       Provision for loan losses                    108,000     150,000
              Net interest income after
                Provision for loan losses         2,934,641   2,898,094
Other income
       Service charges on deposit accounts          158,914     132,995
       Other service charges, collection &
             exchange charges, commissions
             and fees                               222,403     196,167
       Other income                                 122,856     121,167
       Net gain/(loss) on sale of other real estate (21,038)        0
       Net gain/(loss) on disposal of other assets   (1,250)        0
       Net Securities gains/(losses)                 14,288        (474)
              Total other income                    496,173     449,855
Other expenses                                    2,540,585   2,410,021
       Income before income taxes                   890,229     937,928
       Applicable income taxes                      155,327     191,768
       Net income                                  $734,902    $746,160
                                                    =======     =======
Earnings per share of Common Stock:
       Net income per share                           $0.92       $0.93
Cash dividend declared per share                      $0.36       $0.33
Weighted average number of shares outstanding       800,000     800,000


The accompanying notes are an integral
part of these condensed financial statements.


FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Nine Months Ended September 30, 2001 and 2000
(UNAUDITED)

                                                   2001         2000
Net Income                                       $734,902      $746,160
Other Comprehensive income, net of tax
    Unrealized holding gains/(losses) for period  330,279       288,045
Comprehensive Income                           $1,065,181    $1,034,205
                                                  =======       =======

The accompanying notes are an integral part of these condensed financial statements.


FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2001 and 2000

	                          (UNAUDITED)      (UNAUDITED)
                                                      2001            2000
Cash flows from operating activities:
      Net income                                  $  734,902       $  746,160
      Adjustments to reconcile net income to net
       cash provided by operating activities:
            Depreciation & amortization              223,054          208,219
            Provision for loan losses                108,000          150,000
            Net (gain)/loss on sales of investments  (14,288)             474
            Loss on Disposal of Other Assets (Net)     1,250             (865)
            Loss on Disposal of Other Real Estate     21,038              805
            (Increase) decrease in deferred taxes    (35,441)         (47,522)
            (Increase) decrease in accrued
              interest receivable                    128,042         (134,232)
             Increase in cash value of life insurance(77,624)         (78,097)
             Increase (decrease) in accrued interest
              payable and other liabilities           (1,716)         266,183
             Other (net)                             (72,021)         (54,170)
Net cash provided (used)by operating activities    1,015,196        1,056,955
Cash flows from investing activities:
     Net (increase) decrease in interest-
            bearing deposits with banks           (6,420,385)         (56,743)
     Purchases of Available-for-sale-securities   (1,225,000)             0
     Proceeds from maturities of Held-to-
            maturity securities                       74,930          357,619
     Proceeds from maturities of Available-
            for-sale securities                    8,831,498        1,706,098
     Proceeds from sales of marketable equity
            securities                                22,970              0
     Net (increase) decrease in loans             (3,275,765)      (6,156,237)
     Proceeds from sale of Other real estate owned    65,085          273,937
     Purchases of bank premises & equipment (net)    (93,666)        (160,966)
     Purchase of investment in insurance company     (25,000)             0
     Purchase of other bank stock                        0           (152,500)
     Proceeds from sale of other assets & equipment      0                706
Net cash provided (used) by investing activities  (2,045,333)      (4,188,086)
Cash flows from financing activities:
     Net increase (decrease) in deposits           4,788,370        4,721,023
     Net increase (decrease) in other borrowings    (772,048)        (954,790)
     Cash dividends paid                            (376,000)        (340,000)
Net cash provided (used) by financing activities   3,640,322        3,426,233
Net increase (decrease) in cash & cash equivalents 2,610,185          295,102
Cash & cash equivalents, beginning balance         4,020,479        3,565,173
Cash & cash equivalents, ending balance           $6,630,664       $3,860,275
                                                   =========        =========
Supplemental disclosure of cash flows information
	Cash paid during the year for:
           Interest                               $3,520,721       $3,236,819
           Income taxes                              275,407          161,206
Supplemental schedule of noncash investing & financing activities
      Unrealized gain (loss) on Available-for-sale
           securities net of tax effects             403,374         290,045
      Accrued dividends payable                      104,000          96,000

The accompanying notes are an integral
part of these condensed financial statements.


FNB FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001
(UNAUDITED)

REVIEW OF INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2001 and 2000 have been reviewed by independent certified public accountants. Their report on their review is attached as
Exhibit 99 to this 10-Q.

NOTE 1 - BASIS OF PRESENTATION

The financial information presented at and for the nine months ended September 30, 2001, is reviewed and for September 30, 2000, is reviewed. Information presented at December 31, 2000, is condensed from audited year-end Financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiary, The First National Bank of McConnellsburg. All significant inter-company transactions and accounts have been eliminated.

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

NOTE 5 - INVESTMENTS

The activity within the held to maturity and available for sale portfolios for the period January 1, 2001, through September 30, 2001, is summarized in Table #1 on page 13. No sales were conducted from securities contained within the held to maturity portfolio.

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:


                                                     2001        2000

Allowance for loan losses beginning of the year    $811,124    $746,067
   Loans charged-off during the year:
              Real estate mortgages                  18,385       1,000
              Installment loans                      64,130      69,925
              Commercial & all other                    716      24,395
                    Total charge-offs                83,231      95,320
   Recoveries of loans previously charged-off:
              Real estate mortgages                      75          0
              Installment loans                      13,072      21,794
              Commercial & all other                    0         1,360
                    Total recoveries                 13,147      23,154
   Net loans charged-off (recovered)                 70,084      72,166
   Provision for loan losses charged to operations  108,000     150,000
       Allowance for loan losses, September 30     $849,040    $823,901
                                                   =========    ========

The following table shows the principal balance of nonaccrual loans as of September 30, 2001:

Nonaccrual loans                                    $ 479,757.58
                                                      ==========
Interest income that would have been
   accrued at original contract rates                $ 31,238.56
Amount recognized as interest income                   17,424.71
   Foregone revenue                                  $ 13,813.85
                                                       =========

NOTE 7 - IMPAIRED LOANS

As the Bank has undertaken a more rigorous review of loans, their underlying collateral values and ability to repay, management has determined that based upon this review there are presently loans on the Bank's books which may not be paid in full according to contractual terms and may require additional specific provisions to the allowance for loan losses. As of September 30, 2001, the dollar amount outstanding on these impaired loans was $865,900; the underlying collateral values for these loans based upon contractual lending terms was approximately $924,727; and the specific amount allocated for these loans in the allowance for loan losses was $120,000.



NOTE 8 - OTHER COMMITMENTS

In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements.
 These commitments include various guarantees and commitments to extend credit. The bank does not anticipate any losses as a result of these transactions.

NOTE 9 - CHANGE TO A FINANCIAL COMPANY STATUS

On March 23, 2001, FNB Financial Corporation received
Approval from the Board of Governors of the Federal Reserve System to become a financial holding company pursuant to 4
(k) and (1) of the BHC Act (12 U.S.C. SS 1843 (k) and (1))
and section 225.82 of the Board's Regulation Y (12 C.F.R.
225.82).  As a 	financial holding company, we may engage in
activities that 	are financial in nature or incidental to
a financial activity.

NOTE 10 - INCREASE IN THE NUMBER OF DIRECTORS

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


TABLE #1
SCHEDULE OF HELD TO MATURITY AND AVAILABLE FOR SALE
DEBT SECURITY PORTFOLIOS
TRANSACTION SUMMARY
FOR THE PERIOD JANUARY 1, 2001 THROUGH SEPTEMBER 30, 2001

                            HELD TO        AVAILABLE      TOTAL
                            MATURITY       FOR SALE    INVESTMENT
                            PORTFOLIO      PORTFOLIO    PORTFOLIO

BEGINNING BALANCE 1/1/01   $1,207,835    $26,736,452  $27,944,287

PURCHASES                         0        1,225,000    1,225,000

PROCEEDS FROM SALES               0              0            0

NET LOSSES/(GAINS)                0            9,070        9,070

MATURITIES/CALLS PAYDOWNS/
PREMIUM AMORTIZATION/DISCOUNT
ACCRETION                      74,930      8,831,498    8,906,428
ENDING BALANCE 9/30/01     $1,132,905    $19,139,024  $20,271,929
                            =========     ==========   ==========


TABLE #2
SCHEDULE OF UNREALIZED GAINS AND UNREALIZED LOSSES
WITHIN THE HELD TO MATURITY AND AVAILABLE FOR SALE
INVESTMENT PORTFOLIOS BY INVESTMENT TYPE
SEPTEMBER 30, 2001

                             HELD TO    HELD TO     HELD TO    HELD TO      AVAILABLE   AVAILABLE   AVAILABLE   AVAILABLE
                             MATURITY   MATURITY    MATURITY   MATURITY     FOR SALE    FOR SALE    FOR SALE    FOR SALE
                              BOOK      MARKET     UNREALIZED UNREALIZED     BOOK       MARKET     UNREALIZED  UNREALIZED
SECURITY PORTFOLIO            VALUE      VALUE         GAIN       LOSS       VALUE       VALUE         GAIN        LOSS
U.S. GOVERNMENT AGENCIES           0          0           0           0    8,631,097   8,878,513      247,416            0
U.S. GOVERNMENT AGENCIES     553,985    512,100           0     (41,885)           0           0            0            0
SBA GUARANTEED LOAN POOL
CERTIFICATES                 282,063    284,427       2,364           0      410,165     412,355        2,190            0
SBA GUARANTEED LOAN POOL
CERTIFICATES                 296,857    292,894           0      (3,963)     269,282     266,718           0       (2,564)
MORTGAGE-BACKED SECURITIES         0          0           0           0      630,862     633,763        2,901            0
MORTGAGE-BACKED SECURITIES        0          0           0           0      125,829     124,889            0         (940)
SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S.                           0          0           0           0    8,457,332   8,650,144      192,812            0
SECURITIES ISSUED BY STATES
& POLITICAL SUBDIVISIONS IN
THE U.S                           0          0           0           0      614,457     605,736            0       (8,721)
MARKETABLE EQUITY SECURITIES       0          0           0           0      147,396     172,545       25,149            0
MARKETABLE EQUITY SECURITIES      0          0           0           0       45,000      33,500            0      (11,500)
FEDERAL RESERVE BANK STOCK,
ATLANTIC CENTRAL BANKERS BANK
STOCK AND FEDERAL HOME LOAN
BANK STOCK                         0          0           0           0      833,700     833,700            0            0
GRAND TOTALS              1,132,905  1,089,421        2,364     (45,848) 20,165,120  20,611,863      470,467      (23,725)
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


FNB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net income for the nine months Ended September 30, 2001, was $734,902 compared to $746,160 for the same period in 2000 and compared to $657,760 for the same period in 1999. This represents a decrease of $11,258 or 1.51%% from 2000 and an increase of $77,142 or 11.73% from 1999. Net income on an adjusted per share basis for the first nine months of 2001 was $0.92 a decrease of $0.01 from the $0.93 per share for the same period in 2000 and an increase of $0.10 from the $0.82 per share for the nine months ended September 30, 1999.

Total interest and dividend income for the first nine months of 2001 was $6,655,285 compared to $6,524,474 in 2000 and compared to $5,743,347 for the nine months ended September 30, 1999. This represents an increase of $130,811 from 2000 and $911,938 from 1999. This significant increase is a result of an increase in interest income on loans which has increased $227,311 from 2000. Since December 31, 2000, net loans have increased $3,167,765.
This increase in loans, our highest yielding interest-earning asset, has offset the decrease in short-term interest rates of 4.00% since September 30, 2000, which has resulted in an increase of our interest income for the first nine months of 2001.

During the first nine months of 2001, interest rates on loans have decreased as the Federal Reserve has aggressively decreased short term interest rates 400 basis points since December 31, 2000. During this same period we have been able to retain and attract deposits while at the same time calls of U. S. Government Agency securities have occurred. The result has been a significant increase in our liquidity position as interest-bearing deposits with banks and federal funds sold have increased $9,420,385 since December 31, 2000. The combination of the increase in loan balances, decrease in loan interest rates, calls of higher yielding securities and reinvestment in lower interest rates has resulted in a slight decrease in our net interest income and a decrease in our net interest margin. We anticipate the decrease in interest rates on loans and the decrease of deposit rates will result in a slight decrease of our net interest margin during the next few earning periods over the net interest margin in 2001.

Interest expense for the nine months ended September 30, 2001, was $3,612,644, an increase of $136,264 over the $3,476,380 incurred for the same period in 2000, and an increase of $564,025 from the $3,048,619 incurred for the same period in 1999. This increase is due primarily to an increase in the balance of time deposits. Total time deposits have increased $3,078,450 since December 31, 2000. Interest expense on deposits was $3,363,610 as of September 30, 2001, an increase of $256,167 from the $3,107,443 incurred for the same period in 2000 while interest expense on other borrowed money was $249,034 for the period ended September 30, 2001, a decrease of $119,903 from the $368,937 incurred for the same period in 2000.

The tax-adjusted net interest margin has decreased 21 basis points to 3.63% for the first nine months of 2001 from that of the first nine months of 2000 which was 3.84%. This decrease was the result of a decrease in the yield on earning assets which has occurred during the entire three quarters of 2001. The decrease in interest rates by the Federal Reserve has resulted in the calls of fixed rates securities, the payoff of higher yielding loans, and the adjustment of adjustable rate loans to lower interest rates. The tax-equivalent yield on earning assets for the first nine months of 2000 decreased 27 basis points from 7.98% in 1999 to 7.71% in 2000. The cost of interest-bearing liabilities decreased 5 basis points to 4.74% in 2001 compared to 4.79% in 2000. The decreased yield on earning assets is due to adjustable rate loans decreasing to lower interest rates and new loans having lower interest rates. The cost of deposits remained the same at 4.67% in 2001 and in 2000. We anticipate net interest margin to decrease slightly throughout the remainder of the year. Decreases in interest rates on adjustable rate loans and securities will be offset by maturing higher cost time deposits repriced to lower yielding deposits. Through the reduction of savings and NOW account deposit interest rates, we will strive to maintain and improve our net interest margin.

Total noninterest income for the first nine months of 2001 increased $46,318 from the same period in 2000. Service charges on deposit accounts increased $25,919 from 2000, the result of increased insufficient fund charges and minimum balance charges. Other Service Charges and commissions increased $26,236 the result of over $12,000 in commissions received on annuity sales for which the Bank was first licensed for such sales in 2001 and a $5,000 increase in income on debit cards. Net security gains also increased over $14,500 due to early calls on securities with discounts and the sale of bank stock investments held by the parent company. These increases in service charges and commissions were offset by losses on the disposal of other real estate in the amount of $21,038.

Operating expenses for the period ended September 30, 2001, were $2,540,585, a $130,564 increase from the operating expenses incurred for the same period in 2000 of $2,410,021. This increase is mainly the result of a $74,323 increase in wages and benefits and a $32,946 increase in occupancy expenses.

Our income tax provision for the first nine months of 2001 was $155,327 as compared to $191,768 for the first nine months of 2000. This decrease in the tax provision in the amount of $36,441 is the direct result of the increase in deferred tax adjustments as a result of timing differences. We continue to operate with a marginal tax rate of 34%. The effective income tax rate for the first nine months of 2001 was 17.45%, a decrease of 3.00% from the effective tax rate for the first nine months of 2000 of 20.45%.

Total assets as of September 30, 2001, were $128,532,033 an increase of $4,905,798 over the period ending December 31, 2000, representing an increase of 3.97%. Funding this increase in assets was an increase in deposits of $4,788,370 or 4.62%. This increase in deposits is attributable to an increase in our Demand Deposit commercial account relationships and in our consumer time deposits. The increase in total assets was the result of increased lending activity. Net loans as of September 30, 2001, were $86,279,938 compared to $83,112,173 as of December 30, 2000.
As a result of increased deposit activity and called securities, other borrowed funds decreased $772,048 to $5,404,853 as of September 30, 2001. The allowance for loan losses at the end of the nine months ended September 30, 2001, was $849,040 compared to $811,124 at year end 2000 and is considered adequate, in our opinion, to absorb possible losses on existing loans. The provision for loan losses for the first nine months of 2001 was $108,000 compared to $150,000 for the first nine months of 2000.

Total equity as of September 30, 2001, was $13,325,208, 10.37% of total assets as compared to $12,548,027, 10.15% of total assets as of December 31, 2000. This ratio increase is a result of a increase in the equity adjustment for accumulated other comprehensive income which increased $330,279 since December 31, 2000.

The Corporation has risk-based capital ratios exceeding regulatory requirements. Risk-based capital guidelines require a minimum ratio of 8.0%. At September 30, 2001, the risk-based capital ratio of the Corporation was 16.75% while at December 31, 2000, the risk-based capital ratio was 17.15%. The following table presents the risk-based capital ratios for the Corporation:



                                         September 30,  Regulatory
                                              2001       Minimum

Leverage Ratio                               10.37%       4.00%
Risk-based capital ratios:
    Tier I (core capital)                    15.73%       4.00%
    Total Capital
    (Tier I and Tier II Capital)             16.75%       8.00%














	PART II - OTHER INFORMATION



PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

		None

Item 2 - Changes in Securities

		None

Item 3 - Defaults Upon Senior Securities

		Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

		None

Item 5 - Other Information

		None

Item 6 - Exhibits and Reports on Form 8-K

a.	Exhibits:

Exhibit Number referred to 	Description of
Item 601 of Regulation S-K		     Exhibit

27					Financial Data
Schedule

99					Report of
Independent
Accountant's on
Interim Financial
Statements

b.  Reports on Form 8-K - None



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




						/s/John C. Duffey
						(John C. Duffey, President
						 and Director of the Company and
						 President/CEO of the Bank)
						(Duly Authorized Officer)



Date November 8, 2001     	/s/Daniel E. Waltz
						(Daniel E. Waltz, Treasurer
						 and Director of the Company and
						 Senior Vice President/COO of
						 the Bank)
						(Principal Financial &
						 Accounting Officer)







EX-27
ARTICLE 9 FDS FOR 10-Q

9
1,000


9-MOS
DEC-31-2001
SEP-30-2001
3,631
7,199
3,000
0
19,572
1,133
1,089
86,280
849
128,532
108,421
0
1,381
5,405
252
0
0
13,073
128,532
5,362
1,050
243
6,655
3,364
3,613
3,042
108
14
2,541
890
890
0
0
735
0.92
0.92
3.63
480
190
0
866
811
83
13


849
849
0
<0







Exhibit 99

INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
FNB Financial Corporation
McConnellsburg, Pennsylvania


	We have reviewed the accompanying consolidated balance sheet of FNB Financial Corporation and Subsidiary as of September 30,
2001 and the related consolidated statements of income for the three and nine month periods ended September 30, 2001 and 2000 and consolidated statements of comprehensive income for the nine months ended September 30, 2001 and 2000 and consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000. These financial statements are the responsibility of the corporation's management.

	We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements take as a whole. Accordingly, we do not express such an opinion.

	Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

	/s/ Smith Elliott Kearns & Company, LLC
	SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania
November 9, 2001









Page 15 of 23 Pages