Form 10-K
period 2001-12-31
FNB FINANCIAL CORP /PA/
filed 2002-03-22
CIK 820222

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549-1004

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required]
For the transition period from _______ to _______.

Commission file number 33-66014

FNB FINANCIAL CORPORATION

	(Exact name of registrant as specified in its charter)

       COMMONWEALTH  OF PENNSYLVANIA         	   23-2466821
(State or other jurisdiction of incorporation	(I.R.S. Employer
  or organization)	Identification No.)

  101 Lincoln Way West, McConnellsburg, PA   	     17233___
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	 717-485-3123

Securities Registered Pursuant to Section 12(b) of the Act:  None
Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                   Outstanding as of March 5, 2002
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

The aggregate market value of the voting stock held by non-affiliates of the registrants as of March 5, 2002:

Common Stock, $0.315 Par Value - $20,000,000.00


Page 1 of 17 Pages

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2001, are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement for the annual shareholders meeting to be held April 23, 2002, are incorporated by reference into Part III.

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
































Page 2 of 17 Pages

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

The Bank was established in 1906 as a national banking association under the supervision of the Comptroller of the Currency, the Comptroller. The Bank is a member of the Federal Reserve System and customers' deposits held by the Bank are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. The Bank is engaged in a full service commercial and consumer banking business including the acceptance of time and demand deposits and the making of secured and unsecured loans. The Bank provides its services to individuals, corporations, partnerships, associations, municipalities and other governmental bodies.
As of December 31, 2001, the Bank had three (3) offices and
(1) drive-up ATM located in Fulton County, one (1) branch office facility located in Fort Loudon, Franklin County Pennsylvania and one (1) branch office facility located in Hancock, Washington County, Maryland. During 1995 the Bank received regulatory approval from The Comptroller to purchase and assume the deposits, real estate and building of the Fort Loudon Branch Office of Dauphin Deposit Bank located in Franklin County, Pennsylvania. Due to the location of this office, management and the Board felt the acquisition of this office was strategically important in order to officially expand the Bank's market area into the Franklin County, PA area and diversify its current primary market of Fulton County, PA. It is anticipated this office will generate new loan and deposit demand for the Bank in the coming years. During 1996 the Bank received regulatory approval from the Comptroller to open its first interstate Branch office in Hancock, Maryland after management became aware of the closing of a branch office of First Federal Savings Bank of Western Maryland. This office is known as "Hancock Community Bank, A Division of The First National Bank of McConnellsburg". The location of this office is felt to be strategically important in order to expand the Bank's operations into Washington County, Maryland and northern Morgan County, West Virginia. This office is also the Bank's first supermarket branch

Page 3 of 17 Pages
office. In October 2000, the owner of the adjacent supermarket completed extensive renovations at which time the wall between the branch office and the supermarket was removed, allowing customers to enter the branch directly from the supermarket. This office is expected to enhance demand for the Bank's loan and deposit products as well as retain deposits of customers in southern Fulton County, Pennsylvania.

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

Competition

Our primary market area includes all of Fulton County and portions of Huntingdon, Bedford and Franklin Counties, portions of Washington County, Maryland and portions of Morgan County, West Virginia. Our major competitor is a one bank holding company headquartered in McConnellsburg, Pennsylvania which has 7 branches located throughout Fulton, Franklin and Huntingdon Counties. As of December 31, 2001, we were ranked second in total deposits when compared to our major competitor. Also, in this market area we compete with regionally-based commercial banks (all of which have greater assets, capital and lending limits), savings banks, savings and loan associations, money market funds, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and with issuers of commercial paper and other securities.




Page 4 of 17 Pages

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


Page 5 of 17 Pages

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





Total
Risk-
Based
Ratio
Tier 1
Risk-
Based
Ratio
Under a
Tier 1
Leverage
Ratio
Capital
Order or
Directive





CAPITAL CATEGORY




Well capitalized
>10.0%
>6.0%
>5.0%
No
Adequately
capitalized
> 8.0%
>4.0%
>4.0%*

Undercapitalized
 Significantly
< 8.0%
<4.0%
<4.0%*

Undercapitalized
< 6.0%
<3.0%
<3.0%

Critically
undercapitalized


<2.0%





 *3.0% for those banks having the highest available regulatory rating.
Page 6 of 17 Pages

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

Federal regulators issued regulations to implement the privacy provisions of the Gramm-Leach-Bliley Act (Financial Services Modernization Act). This new law requires banks to notify consumers about their privacy policies and to give them an opportunity to "opt-out" or prevent the bank from sharing "nonpublic personal information" about them with nonaffiliated third parties. Regulations became effective during 2001. We have developed privacy policies and procedures to provide timely disclosure of such policies and a convenient means for consumers to opt our of the sharing of their information with unaffiliated third parties.

We do not anticipate compliance with environmental laws and regulations to have any material effect on their respective capital, expenditures, earnings, or competitive position.



Page 7 of 17 Pages

Employees

As of December 31, 2001, we employed 55 persons on a full-time equivalent basis.

Statistical Data

Computation of our regulatory capital requirements for the periods December 31, 2001, and December 31, 2000, on page 44 of the annual shareholders report for the year ended December
31, 2001, is incorporated herein by reference.

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

We have adopted the following loan-to-value ratios, in accordance with standards adopted by our bank supervisory agencies:

Loan Category
Loan-to-Value Limit


Raw Land
65%
Land Development
75%
Construction:
Commercial, Multifamily,
and other Nonresidential 1
to 4 Family Residential
80%




Improved Property
85%
Owner-occupied 1 to 4 Family
and Home Equity
90%

We are neither dependent upon nor exposed to loan concentrations to a single customer or to a single industry, the loss of any one or more of which would have a material adverse effect on the financial condition of the Bank; however, a portion of the Bank's customers' ability to honor their contracts is dependent upon the construction and land development and agribusiness economic sector. As a majority of our loan portfolio is comprised of loans to individuals

Page 8 of 17 Pages
and businesses in Fulton County, PA, a significant portion of our customers' abilities to honor their contracts is dependent upon the general economic conditions in ,South
Central Pennsylvania.

Loan Portfolio composition as of December 31, 2001, and
December 31, 2000, on page 13 of the annual shareholders report for the year ended December 31, 2001, is incorporated herein by reference.

Maturities of loans as of December 31, 2001, on page 14 of the annual shareholders report for the year ended December 31, 2001, is incorporated herein by reference. Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due. Nonaccruing loans are comprised of loans that are no longer accruing interest income because of apparent financial difficulties of the borrower. Interest on nonaccruing loans is recorded when received only after past due principal and interest are brought current. Our general policy is to classify loans as nonaccrual when they become past due in principal and interest for over 90 days and collateral is insufficient to allow continuation of interest accrual. At that time, the accrued interest on the nonaccrual loan is reversed from the current year earnings and interest is not accrued until the loan has been brought current in accordance with contractual terms.

Nonaccrual, Past Due and Restructured Loans as of December
31, 2001, December 31, 2000, and December 31, 1999, on page
15 of the annual shareholders report for the year ended
December 31, 2001, are incorporated herein by reference.

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

Activity in the allowance for loan losses and a breakdown of the allowance for loan losses as of December 31, 2001, and December 31, 2000, on page 14 and 15 of the annual

Page 9 of 17 Pages
shareholders report for the year ended December 31, 2001, are incorporated herein by reference.

Although loans secured by 1-4 family residential mortgages comprise approximately 48% of the entire loan portfolio, until recently these mortgages have historically resulted in little or no loss. The allocation of the Allowance for Loan Losses for these mortgages is based upon this historical fact. Due to a more critical evaluation of our commercial, industrial, and agricultural loan portfolio, the allocation of the Allowance for Loan Losses for commercial, industrial, and Agriculture loans has been accordingly increased.

Deposits

Time Certificates of Deposit of $100,000 and over as of December 31, 2001, and December 31, 2000, totaled $12,696,000 and $12,383,000 respectively.

Maturities and rate sensitivity of total interest bearing liabilities as of December 31, 2001, on page 43 of the annual shareholders report for the year ended December 31, 2001, is incorporated herein by reference.

Returns on Equity and Assets

Returns on equity and assets and other statistical data for 2001, 2000 and 1999 on page 24 of the annual shareholders report for the year ended December 31, 2001, is incorporated herein by reference.

Item 2.  	Properties

The physical properties where we conduct our business in the Commonwealth of Pennsylvania are all owned by us while the property where we conduct business in the State of Maryland is leased. The properties owned by us are as follows: the main office located at 101 Lincoln Way West, McConnellsburg, Pennsylvania, has been attached by a two story brick and frame addition, to a building located at 111 South Second Street, McConnellsburg, Pennsylvania which houses the Bank's consumer loan department on the first floor and commercial loan department and future expansion space on the second floor; a property adjacent to the main office facility at 115 Lincoln Way West in downtown McConnellsburg comprised of a 54' by 218' city lot which has situated on it a three story building consisting of 4,577 usable square feet on the first floor, a 28' by 60' finished basement, second and third stories which are unusable and a detached garage; a branch office located on Route 522 South, Needmore, Pennsylvania; a property located at Routes 16 and 30 East, McConnellsburg, Pennsylvania which contains a drive-up automatic teller machine and a five (5) lane drive-up branch accessible from both Route 30 and Route 16; and a branch office located at 30 Mullen Street, Fort Loudon, Pennsylvania, for which we

Page 10 of 17 Pages
received regulatory approval from the Office of the Comptroller of the Currency to purchase effective November
13, 1995. The branch office leased by us in the state of Maryland is located in the Hancock Shopping Center at 343
North Pennsylvania Avenue in Hancock, Maryland next to a supermarket.

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

The Fort Loudon Branch Office, which was expanded and completely renovated in 1997 at an approximate cost of $200,000, is a brick and frame building situated on approximately .23 acres. It consists of approximately 1,035 square feet. The branch office houses three (3) internal teller stations, one (1) drive-up teller station, one (1)


Page 11 of 17 Pages
vault which contains safe deposit boxes for customer use, a manager's office, one (1) kitchen, storage areas and a basement for storage which consists of approximately 620 square feet.

The leased office in Hancock, Maryland housing Hancock Community Bank is approximately 1,400 square feet and is leased from the owner of the shopping center next to a supermarket. It contains two (2) offices, one (1) automated teller machine, two (2) drive-up teller lanes, a lobby, a safe deposit box vault for customers and three (3) teller stations.


Item 3.   Legal Proceedings

In our opinion, there are no proceedings pending to which we are a party or to which our property is subject, which, if determined adversely to us would be material in relation to our retained earnings or financial condition. There are no proceedings pending other than ordinary routine litigation incident to our business. In addition, no material proceedings are known to be threatened or contemplated against the us by government authorities.


Item 4.   Submission of Matters to a Vote of Security Holders

None.


PART II

Item 5.   Market for the Registrant's Common Stock and Related
Stockholder Matters

Our common stock is not traded on a national securities exchange but is traded inactively in the over-the-counter market and is only occasionally and sporadically traded through local and regional brokerage houses.

The Stock Market Analysis and Dividends for 2001 and 2000 on page 44 of the annual shareholders report for the year ended
December 31, 2001, is incorporated herein by reference.

Item 6.   Selected Financial Data

The Selected Five-Year Financial Data on page 24 of the annual shareholders report for the year ended December 31, 2001, is incorporated herein by reference.






Page 12 of 17 Pages

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of Operations on pages 29 through 44 of the annual shareholders report for the year ended December 31, 2001, is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

The financial statements and supplementary data, some of which is required under Guide 3 (Statistical Disclosures by Bank Holding Companies) are shown on pages 7 through 28 of the annual shareholders report for the year ended December
31, 2001, are incorporated herein by reference.

The Summary of Quarterly Financial Data on page 25 of the annual shareholders report for the year ended December 31, 2001, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III

Item 10.  Directors and Officers of the Registrant

The information contained on pages 3 through 15 of FNB
Financial Corporation's Proxy Statement For the Annual
Meeting of Shareholders to be Held April 23, 2002, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.



Item 11.  Executive Compensation

The information contained on pages 12 through 16 of FNB Financial Corporation's Proxy Statement For the Annual Meeting of Shareholders to be Held April 23, 2002, with respect to executive compensation, transactions and contracts, is incorporated herein by reference in response to
this item.   The Executive Employment Contract of the
President and CEO of the Bank and the Executive Change of Control Agreement for the Senior Vice President and CFO of the Bank both dated October 2000, are incorporated herein by reference in response to this item.







Page 13 of 17 Pages

Item 12.  Security Ownership of certain Beneficial Owners and
Management

The information contained on pages 3 through 5 and pages 18 and 19 of FNB Financial Corporation's Proxy Statement For the Annual Meeting to be Held April 23, 2002, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

The information contained on page 16 of FNB Financial
Corporation's Proxy Statement For the Annual Meeting to be
Held April 23, 2002, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of Form
8-K.

(a)  (1) - List of Financial Statements

The following consolidated financial statements of FNB
Financial Corporation and its subsidiary, included in the annual report of the registrant to its shareholders for the year ended December 31, 2001, are incorporated by reference in Item 8:

Consolidated balance sheets - December 31, 2001, and 2000

Consolidated statements of income - Years ended December 31,
2001, 2000 and 1999

Consolidated statements of stockholders' equity - Years ended
December 31, 2001, 2000 and 1999

Consolidated statements of cash flows - Years ended
December 31, 2001, 2000 and 1999

Notes to consolidated financial statements - December 31,
2001

(2) - List of Financial Statement Schedules

Schedule I - Marketable Securities - Other Investments
Schedule III - Condensed Financial Information of
Registrant
Schedule VIII - Valuation and Qualifying Accounts




Page 14 of 17 Pages

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) - Listing of Exhibits

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

Exhibit (10.3) Executive Employment Contract for the
President and CEO of the Bank dated October 2000 is incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000.


Page 15 of 17 Pages

Exhibit (10.4) Executive Change of Control Agreement for the
Senior Vice President and CFO of the Bank dated October 2000 is incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000.

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

(d)  Financial Statement Schedules

Schedule I - Marketable Securities - Other Investments
Schedules of Marketable Securities included on pages 12 and 13 of the annual report of the registrant to its shareholders for the year ended December 31, 2001 are incorporated herein by reference.

Schedule III - Condensed Financial Information of Registrant
Condensed Financial Information of the Registrant included on page 19 and 20 of the annual report of the registrant to its shareholders for the year ended December 31, 2001, is incorporated herein by reference.

Schedule VIII - Valuation and Qualifying Accounts
The schedule of the Allowance for Loan losses included on page 15 of the annual report of the registrant to its shareholders for the year ended December 31, 2001, is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  FNB FINANCIAL CORPORATION
       (Registrant)

/s/John C. Duffey   3/25/2002
John C. Duffey         Date
Director and President of the
Corporation
President & CEO of the Bank
(Principal Executive Officer)


Page 16 of 17 Pages

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/H. Lyle Duffey		3/25/2002	  /s/Henry W. Daniels	3/25/2002
H. Lyle Duffey         	  Date      Henry W. Daniels          Date
Director, Chairman                 	Director, Vice Chairman


/s/John C. Duffey		3/25/2002	  /s/Harry D. Johnston	3/25/2002
John C. Duffey          	  Date      Harry D. Johnston, D. O.  Date
Director, President               	Director, Vice President


/s/Patricia A. Carbaugh	3/25/2002	  /s/Lonnie W. Palmer	3/25/2002
Patricia A. Carbaugh    	  Date	  Lonnie W. Palmer          Date
Director


/s/Harvey J. Culler		3/25/2002	  /s/D.A. Washabaugh, III 3/14/2002
Harvey J. Culler       	  Date      D. A. Washabaugh, III     Date
Director               	Director


/s/Paul T. Ott			3/25/2002	  /s/Terry L. Randall	3/25/2002
Lonnie W. Palmer     	  Date  	Terry L. Randall	Date
Director	Director

/s/Craig E. Paylor		3/25/2002
Craig E. Paylor	  Date
Director






























Page 17 of 17 Pages

EXHIBIT 13






FNB FINANCIAL CORPORATION

2001 ANNUAL FINANCIAL REPORT


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


INDEPENDENT AUDITOR'S REPORT



Board of Directors
FNB Financial Corporation
McConnellsburg, Pennsylvania


	We have audited the accompanying consolidated balance sheets of FNB Financial Corporation and its wholly-owned subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years ended December 31, 2001.
These consolidated financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Financial Corporation and its wholly-owned subsidiary as of
December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of
America.


		/S/Smith Elliott Kearns & Company, LLC






Chambersburg, Pennsylvania
February 15, 2002


FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000


2001
2000
ASSETS





Cash and due from banks
$    5,400,929
$      4,020,479
Federal funds sold
6,000,000
0
Interest-bearing deposits with banks
2,572,574
778,546
Investment securities:


Available for sale
19,554,290
26,768,521
Held to maturity (fair value $ 1,088,459 - 2001; $ 1,135,971 -
2000)
1,114,764
1,207,835
Federal Reserve, Atlantic Central Banker's Bank and Federal Home
Loan Bank stock
833,700
833,700
Loans, net of unearned discount and allowance for loan losses
90,167,678
83,112,173
Bank building, equipment, furniture and fixtures, net
2,914,416
3,069,015
Accrued interest and dividends receivable
619,464
789,393
Deferred income taxes
160,529
291,325
Other real estate owned
103,568
168,653
Cash surrender value of life insurance
2,313,129
2,209,915
Other assets
         405,475
         376,680
Total assets
$ 132,160,516
$ 123,626,235






LIABILITIES





Deposits:


Demand deposits
$   13,343,930
$   11,798,431
Savings deposits
32,659,787
29,407,101
Time certificates
65,647,473
62,129,564
Other time deposits
        311,190
        297,392
Total deposits
111,962,380
103,632,488
Liability for borrowed funds
5,403,458
6,176,901
Accrued dividends payable
216,000
192,000
Accrued interest payable and other liabilities
     1,190,681
     1,076,819
Total liabilities
  118,772,519
  111,078,208






STOCKHOLDERS' EQUITY





Capital stock, common, par value $ .315; 12,000,000 shares
authorized; 800,000 shares issued and outstanding
252,000
252,000
Additional paid-in capital
1,789,833
1,789,833
Retained earnings
11,124,857
10,623,726
Accumulated other comprehensive income (loss)
        221,307
(         117,532)
Total stockholders' equity
   13,387,997
   12,548,027



Total liabilities and stockholders' equity
$ 132,160,516
$ 123,626,235




The Notes to Consolidated Financial Statements are an integral part of these statements.

FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2001, 2000 and 1999


2001
2000
1999
Interest and Dividend Income



Interest and fees on loans
$  7,140,997
$  6,902,812
$ 5,766,741
Interest on investment securities:



U. S. Treasury securities
0
0
1,585
Obligations of other U.S. Government agencies
845,914
1,296,141
1,366,191
Obligations of States and political subdivisions
416,998
421,345
485,198
Dividends on equity securities
59,123
61,901
33,995
Interest on deposits with banks
39,117
49,664
68,182
Interest on federal funds sold
     265,496
      22,725
     80,297

8,767,645
8,754,588
7,802,189
Interest Expense



Interest on borrowed funds
333,299
455,828
88,932
Interest on deposits
  4,343,347
  4,240,673
  4,030,292
Net interest income
4,090,999
4,058,087
3,682,965
Provision for Loan Losses
     144,000
     231,319
     190,000
Net interest income after provision for loan losses
  3,946,999
  3,826,768
  3,492,965




Other Income



Service charges on deposit accounts
217,431
181,902
123,731
Other service charges, collection and exchange charges,
commissions and fees
366,337
283,232
260,990
Other income, net
137,375
159,272
186,085
Securities gains (losses)
      17,986
(          474)
      49,655

    739,129
    623,932
    620,461
Other Expenses



Salaries and wages
1,432,292
1,341,280
1,251,344
Pensions and other employee benefits
363,253
355,250
326,859
Net occupancy expense of bank premises
256,186
252,023
236,758
Furniture and equipment expenses
284,372
269,592
258,525
Other operating expenses
   1,089,383
   1,048,825
      956,086

   3,425,486
   3,266,970
   3,029,572
Income before income taxes
1,260,642
1,183,730
1,083,854




Applicable income taxes
      255,511
      229,149
      180,572




Net income
$ 1,005,131
$    954,581
$    903,282




Earnings per share of common stock:



Net income
$         1.26
$         1.19
$         1.13




Weighted average shares outstanding
800,000
800,000
800,000





The Notes to Consolidated Financial Statements are an integral part of these statements.

FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2001, 2000, and 1999

	Accumulated
			Additional	Other	Total
			Common	Paid-In	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 1998	 252,000	 1,789,833	 9,621,863	 252,870	11,916,566

Comprehensive income:
	Net income	0	0	903,282	0	903,282
	Changes in unrealized gain
	  (loss) on securities
	  available for sale, net
	  of taxes of ($ 628,026)	              0	                 0	                 0	(  1,219,111)	(     1,219,111)
Total comprehensive income (loss)					(        315,829)

	Cash dividends declared on
	  common stock ($ .50
	  per share)	            0	               0	(       400,000)	              0	(        400,000)

Balance, December 31, 1999	 252,000	 1,789,833	 10,125,145	(     966,241)	 11,200,737

Comprehensive income:
	Net income	0	0	954,581	0	954,581
	Changes in unrealized gain
	  on securities available for
	  sale, net of taxes of
	  $ 437,213	              0	                 0	                 0	  848,709	       848,709
Total comprehensive income					     1,803,290

	Cash dividends declared on
	  common stock ($ .57
	  per share)	            0	               0	(       456,000)	              0	(        456,000)

Balance, December 31, 2000	 $ 252,000	 $ 1,789,833	 $ 10,623,726	($   117,532)	 $ 12,548,027

Comprehensive income:
	Net income	0	0	1,005,131	0	1,005,131
	Changes in unrealized gain
	  on securities available for
	  sale, net of taxes of
	  $ 174,553	              0	                 0	                 0	  338,839	       338,839
Total comprehensive income					     1,343,970

	Cash dividends declared on
	  common stock ($ .63
	  per share)	            0	               0	(       504,000)	              0	(        504,000)

Balance, December 31, 2001	 $ 252,000	 $ 1,789,833	 $ 11,124,857	$   221,307	 $ 13,387,997

The Notes to Consolidated Financial Statements are an integral part of these statements.

FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
	Net income	$    1,005,131	$    954,581	$   903,282

	Adjustments to reconcile net income to net
	  cash provided by operating activities:
		Depreciation and amortization	300,331	288,168	278,402
		Provision for loan losses	144,000	231,319	190,000
		Deferred income taxes	(        43,758)	(        52,037)	(         31,487)
		Loss on sale of other real estate	19,038	805	12,281
		Increase in cash surrender value of life insurance	(      103,214)	(      102,811)	(         81,594)
		(Gain) loss on sales/maturities of investments	(        17,986)	474	(         49,655)
		(Gain) loss on disposal of equipment	0	(            865)	(              554)
		(Increase) decrease in accrued interest
		  receivable	169,929	(      102,134)	31,285
		Increase (decrease) in accrued interest
		  payable and other liabilities	113,862	215,305	(           6,617)
		(Increase) decrease in other assets	(        43,445)	(        84,490)	       14,124

Net cash provided by operating activities	  1,543,888	  1,348,315	  1,259,467


Cash flows from investing activities:
	Net (increase) decrease in interest bearing
	  deposits with banks	(   1,794,028)	(        55,453)	1,296,518
	Maturities of held-to-maturity securities	93,071	461,877	779,909
	Proceeds from sales of available-for-sale securities	38,720	0	1,151,501
	Maturities of available-for-sale securities	10,107,008	2,742,252	4,145,757
	Purchases of available-for-sale securities	(   2,400,118)	(      140,076)	(    2,292,472)
	Proceeds from sales of other real estate owned	46,047	274,087	207,527
	Net (increase) in loans	(   7,199,505)	(   7,480,801)	(  14,466,397)
	Purchase of other bank stock	0	(      152,500)	(       287,100)
  	Purchases of bank premises and
	  equipment, net	(      131,082)	(      222,058)	(       187,627)
	Proceeds from sale of equipment	                 0	         1,206	          1,054

Net cash (used) by investing activities	(   1,239,887)	(   4,571,466)	(    9,651,330)

Cash flows from financing activities:
	Net increase in deposits	8,329,892	4,302,552	(     1,173,998)
	Cash dividends paid	(      480,000)	(      436,000)	(        336,000)
	Net short-term borrowings	0	(   2,933,000)	3,701,000
	Proceeds from long-term borrowings	0	12,250,000	2,500,000
	Principal payments on borrowings	(      773,443)	(   9,505,095)	(           4,768)

Net cash provided by financing activities	   7,076,449	   3,678,457	   4,686,234



The Notes to Consolidated Financial Statements are an integral part of these statements.

FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 2001, 2000 and 1999


	2001	2000	1999

Net increase (decrease) in cash and cash equivalents	$    7,380,450	$    455,306	($ 3,705,629)

Cash and cash equivalents, beginning balance	     4,020,479	      3,565,173	   7,270,802

Cash and cash equivalents, ending balance	$ 11,400,929	$ 4,020,479	$ 3,565,173



Supplemental disclosure of cash flows information:

	Cash paid during the year for:

		Interest	$ 4,766,560	$ 4,610,819	$ 4,118,343

		Income taxes	345,860	167,419	226,385



Supplemental schedule of noncash investing and financing activities:

	Unrealized gain (loss) on securities
	  available-for-sale, net of income tax effect	$    338,839	$    848,709	($ 1,219,111)
	Other real estate acquired in settlement of loans	0	274,389	59,900




















The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.	Significant Accounting Policies

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

First Fulton County Community Development Corporation (FFCCDC) was formed as a wholly-
owned subsidiary of The First National Bank of McConnellsburg.  The purpose of FFCCDC is to serve the needs of low-to-moderate income individuals and small business in Fulton County under the Community Development and Regulatory Improvement Act of 1995.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for losses on loans and foreclosed real estate. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  Because of these factors, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.




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

	Investment Securities

In accordance with Statement of Financial Accounting Standards Number 115 (SFAS 115) the
Corporation's investments in securities are classified in three categories and accounted for as follows:

	?	Trading Securities.  Securities held principally for resale in the near term are classified as trading securities and recorded at their fair values.  Unrealized gains and losses on trading securities are included in other income.

	?	Securities to be Held to Maturity.  Bonds and notes for which the Corporation has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

	?	Securities Available for Sale.  Securities available for sale consist of equity securities, and
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

	The Corporation had no trading securities in 2001 or 2000.

	Federal Reserve Bank, Atlantic Central Banker's Bank, and
	  Federal Home Loan Bank Stock

These investments are carried at cost.  The Corporation is required to maintain minimum investment balances in these stocks, which are not actively traded and therefore have no readily determinable market value.

	Other Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of carrying value or fair value of the underlying collateral less estimated cost to sell.  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated cost to sell.  Legal fees and other costs related to foreclosure proceedings are expensed as they are incurred.


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

In accordance with SFAS No. 91, loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan's yield.  The
Corporation is amortizing these amounts over the contractual life of the related loans.  Deferred loan origination fees were $ 217,739 and $ 225,776 at December 31, 2001 and 2000, respectively.
Deferred loan costs were $ 104,992 and $ 108,763 at December 31, 2001 and 2000, respectively.

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

A loan is considered impaired when, based on current information and events, it is probable that scheduled collections of principal or interest will not be made according to the contractual terms of the loan agreement.  Impairment is measured on a loan-by-loan basis (except for consumer loans, which are collectively evaluated) by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the underlying collateral.

Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote.  Interest payments received on such loans are applied as a reduction of the loan principal balance.  Interest income on other impaired loans is recognized only to the extent of interest payments received.










Note 1.	Significant Accounting Policies (Continued)

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

	Earnings Per Share

Earnings per common share were computed based upon weighted average shares of common stock outstanding of 800,000 for 2001, 2000, and 1999 after giving retroactive recognition to a two-for-
one stock split issued September 1, 2000.

	Intangibles

Intangible costs are amortized on a straight-line basis over fifteen years.

	Federal Income Taxes

As a result of certain timing differences between financial statement and federal income tax reporting, deferred income taxes are provided in the financial statements.  See Note 7 for further details.

	Advertising

	The Corporation follows the policy of charging costs of advertising to expense as incurred.
	Advertising expense was $ 80,238, $ 98,561, and $ 63,268 for 2001, 2000, and 1999,
	respectively.

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

The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

	?	Cash and Short-Term Instruments.  The carrying amounts of cash and short-term
		instruments approximate their fair value.

	?	Securities to be Held to Maturity and Securities Available for Sale.  Fair values for investment securities are based on quoted market prices.

Note 1.	Significant Accounting Policies (Continued)

	?	Loans Receivable.  For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

	?	Deposit Liabilities.  The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  The carrying amounts of variable-rate certificates of deposit, and fixed-term money market accounts approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit and IRA's are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

?	Short-Term Borrowings.  The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values.  Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

?	Long-Term Borrowings.  The fair value of the Corporation's long-term debt is estimated using a discounted cash flow analysis based on the Corporation's current incremental borrowing rate for similar types of borrowing arrangements.

	?	Accrued Interest.  The carrying amounts of accrued interest approximate their fair values.

	?	Off-Balance-Sheet Instruments.  The Corporation generally does not charge commitment fees.
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

The components of the change in net unrealized gains (losses) on securities were as follows:

	2001	2000	1999
Gross unrealized holding gains (losses) arising
  during the year	$  531,378	$ 1,285,448	($ 1,797,482)
Reclassification adjustment for (gains)/losses
  realized in net income	(     17,986)	           474	(        49,655)
Net unrealized holding gains (losses) before taxes	513,392	1,285,922	(   1,847,137)
Tax effect		(   174,553)	(     437,213)	      628,026
Net change	$  338,839	$   848,709	($ 1,219,111)

Note 2.	Investment Securities

The amortized cost and fair values of investment securities available for sale at December 31 were:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair

	Cost	Gains	Losses	Value

	2001
	Obligations of other U.S.
	  Government agencies	$   7,838,868	$ 214,912	($        2,034)	$   8,051,746
	Obligations of states and
	  political subdivisions	9,849,481	165,522	(        52,136)	9,957,867
	Mortgage-backed securities	693,173	3,509	(             539)	696,143
	SBA Loan Pool certificates	663,184	2,704	(          2,356)	663,532
	Equities in local bank stock	        179,271	     18,231	(        12,500)	        185,002
	Totals	$19,218,977	$ 404,878	($      69,565)	$ 19,554,290

	2000
Obligations of other U.S.
	  Government agencies	$ 16,669,612	$ 254,301	($     440,093)	$ 16,483,820
	Obligations of states and
	  political subdivisions	8,392,131	55,935	(        46,492)	8,401,574
	Mortgage-backed securities	881,099	     382	(          3,343)	878,138
	SBA Loan Pool certificates	    793,610	    854	(          5,897)	    788,567
	Equities in local bank stock	        210,148	     15,219	(          8,945)	        216,422
		Totals	$ 26,946,600	$ 326,691	($    504,770)	$ 26,768,521

The amortized cost and fair values of investment securities held to maturity at December 31
	were:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair

	Cost	Gains	Losses	Value

	2001
	SBA loan pool certificates	$    551,033	$ 2,255	($     3,111)	$    550,177
	Obligations of other U.S.
	  government agencies	       563,731	          0	(     25,448)	       538,283
		Totals	$ 1,114,764	$ 2,255	($   28,559)	$ 1,088,460

	2000
	SBA loan pool certificates	$    682,099		$    971	($      8,494)	$    674,576
	Obligations of other U.S.
	  government agencies	     525,736	         0	(     64,341)	      461,395
		Totals	$ 1,207,835	$    971	($   72,835)	$ 1,135,971

The amortized cost and fair values of investment securities available for sale and held to maturity at
December 31, 2001 by contractual maturity, are shown below.  Contractual maturities will differ from expected maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.



Note 2.	Investment Securities (Continued)

	Securities Available	Securities Held
	- - - - - - for Sale - - - - - -	- - - - - - to Maturity- - - - - -
	Amortized 	Fair	Amortized 	Fair
	Cost	Value	Cost	Value

	Due in one year or less	$   1,175,532	$   1,185,461	$               0	$               0
	Due after one year but
	  less  than five years	5,630,260	5,792,830	0	0
	Due after five years but
	  less than ten years	7,298,957	7,460,695	0	0
	Due after ten years	     3,578,600`	     3,570,627	      563,731	      538,283
				17,683,349	18,009,613	 563,731	538,283
	Mortgage-backed securities	693,173	696,143	0	0
	SBA loan pool certificates	663,184	663,532	551,033	550,177
	Equities in local bank stock	        179,271	        185,002	                 0	                 0
		Totals		$ 19,218,977	$ 19,554,290	$ 1,114,764	$ 1,088,460


Proceeds from sales of investment securities available for sale during 2001 were $ 38,720. Gross losses on these sales were $ 0 and gross gains were $ 7,843.  Related taxes were $ 2,667.

There were no sales of investment securities available for sale during 2000.

Proceeds from sales of investment securities available for sale during 1999 were $ 1,151,501. Gross losses on these sales were $ 4,101 and gross gains were $ 53,756.  Related taxes were
$ 16,883.

There were no sales of investment securities held-to-maturity in 2001, 2000, or 1999.

Investment securities carried at $ 5,828,486 and $ 6,649,820 at December 31, 2001 and 2000,
respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

Note 3.	Loans

	Loans consist of the following at December 31:
2001                       2000
(000 omitted)
	Real estate loans:
		Construction and land development	$  3,946	$  1,583
		Secured by farmland	5,216	5,428
		Secured by 1-4 family residential properties	43,945	42,768
		Secured by multi-family residential properties	538	524
		Secured by nonfarmland nonresidential properties	14,360	11,943
		Loans to farmers (except loans secured
		  primarily by real estate)	3,314	3,613
	Commercial, industrial and state and political subdivision loans	10,392	9,440
	Loans to individuals for household, family, or other personal
	  expenditures	7,848	7,640
	All other loans	    1,812	    1,616
			Total loans	91,371	84,555
	Less:  Unearned discount on loans	321	632
		Allowance for loan losses	       882	       811
			Net Loans	$ 90,168	$ 83,112
-13-


Note 3.	Loans (Continued)

The following table shows maturities and sensitivities of loans to changes in interest rates based upon contractual maturities and terms as of December 31, 2001.

(000 omitted)
Due Within
1 Year
Due Over
1 But
Within 5
Years
Due Over
5 Years
Nonaccruing
Loans
Total
Loans at pre-determined
interest rates
$   2,567
$ 11,261
$ 30,973
$ 181
$ 44,982
Loans at floating or
adjustable interest rates
   14,285
   4,483
   27,311
   310
   49,389
Total (1)
$ 16,852
$ 15,744
$ 58,284
$ 491
$ 91,371

	(1)	These amounts have not been reduced by the allowance for possible loan losses or
		unearned discount.

The Corporation has granted loans to its officers and directors, and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.  The aggregate dollar amount of these loans was $ 1,139,616 and
$ 1,612,752 at December 31, 2001 and 2000, respectively.  During 2001,
$ 2,362,817 of new loans were made and repayments totaled $ 2,835,935.   During 2000,
$ 887,053 of new loans were made and repayments totaled $ 1,645,235.

Outstanding loans to Corporate employees totaled $ 1,289,035 and $ 1,311,611 at December 31,
2001 and 2000, respectively.

Note 4.	Allowance for Loan Losses

	Activity in the allowance for loan losses is summarized as follows:

	2001	2000	1999
	Allowance for loan losses, beginning of the year	$ 811	$ 746	$ 732

	Loans charged-off during the year:
		Real estate mortgages	18	89	100
		Installment loans	90	90	40
		Commercial and all other loans	      1	     24	    61
			Total charge-offs	109	203	201

	Recoveries of loans previously charged-off:
		Real estate mortgages	18	12	0
		Installment loans	18	24	24
		Commercial and all other loans	      0	      1	      1
			Total recoveries	36	37	25

		Net loans charged-off (recovered)	73	166	176
		Provision for loan losses charged to  operations	   144	   231	   190

	Allowance for loan losses, end of the year	$ 882	$ 811	$ 746


Note 4.	Allowance for Loan Losses (Continued)

	A breakdown of the allowance for loan losses as of December 31 is as follows:

	- - - - - - - 2001 - - - - - - - 	- -  - - - - - 2000 - - - - - - -
			Percent of		Percent of
			Loans in		Loans in
		Allowance	Each	Allowance	Each
	(000 omitted)	Amount	Category	Amount	Category
	Commercial, industrial
	  and agriculture loans	$ 575	37.51%	$ 529	33.78%
	1-4 family residential
	  mortgages		131	41.65	92	42.30%
	Consumer and
	  installment loan	58	7.44	69	7.65%
	Off balance sheet commitments	69	13.40	121	16.36%
	Unallocated 	    49	    N/A	      0	   N/A
			Total	$ 882	100.00%	$ 811	100.00%

Impairment of loans having a recorded investment of $ 859,974 and $ 1,228,633 at December 31,
2001 and 2000 respectively, was recognized in conformity with SFAS No. 114 as amended by
SFAS No. 118.  The average recorded investment in impaired loans was $ 1,019,975 and
$ 1,272,272 during 2001 and 2000, respectively.  The total allowance for loan losses related to these loans was $ 120,000 at December 31, 2001 and 2000.  Interest income on impaired loans of
$ 85,042 and $ 118,811 was recognized for cash payments received in 2001 and 2000, respectively.

There were no impaired loans in 1999.

Note 5.	Nonaccrual, Past Due and Restructured Loans

	The following table shows the principal balances of nonaccrual loans as of December 31:

	2001	2000	1999

	Nonaccrual loans	$ 491,659	$ 323,337	$ 422,820
	Interest income that would have been
	  accrued at original contract rates	$ 43,468	$   31,633	$   39,444
	Amount recognized as interest
	  income		    28,545	    22,933	    16,181
			Foregone revenue	$  14,924	$     8,700	$   23,263

	Loans 90 days or more past due (still accruing interest) were as follows at December 31:

	(000 omitted)	2001	2000	1999
	Real estate mortgages	$ 228	$   30	$   55
	Installment loans	45	112	111
	Demand and time loans	       0	    41	      0
			Total	$ 273	$ 183	$ 166

Note 6.	Bank Building, Equipment, Furniture and Fixtures

	Bank building, equipment, furniture and fixtures consisted of the following at December 31:

		Accumulated	Depreciated
	Description	Cost	Depreciation	Cost

	2001

	Land		$    231,635	$               0	$   2,31,635
	Bank building and improvements	3,282,293	1,220,619	2,061,674
	Equipment, furniture and fixtures	2,419,952	1,847,084	572,868
	Leasehold improvements	        64,028	         15,789	        48,239
				$ 5,997,908	$ 3,083,492	$ 2,914,416

Note 6.	Bank Building, Equipment, Furniture and Fixtures (Continued)

		Accumulated	Depreciated
	Description	Cost	Depreciation	Cost

	2000

	Land		$    231,635	$               0	$   231,635
	Bank building and improvements	3,281,210	1,128,108	2,153,102
	Equipment, furniture and fixtures	2,290,079	1,657,916	632,163
	Leasehold improvements	        64,028	         11,913	        52,115
				$ 5,866,952	$ 2,797,937	$ 3,069,015

Depreciation expense amounted to $ 285,683, $ 271,803 and $ 262,036 for 2001, 2000 and 1999,
respectively.

Note 7.	Income Taxes

	The components of federal income tax expense are summarized as follows:

	2001	2000	1999

	Current year provision	$ 299,269	$ 281,186	$ 212,058
	Deferred income taxes resulting from:
		Differences between financial
		  statement and tax depreciation charges	(      4,793)	(     14,708)	(       7,817)
		Differences between financial
		  statement and tax loan loss
		  provision	(    24,758)	(     18,868)	(       4,904)
		Differences between financial statement
		  and tax retirement benefit expense	(     14,207)	(     18,461)	(     18,765)
	Applicable income tax	$ 255,511	$ 229,149	$ 180,572

Federal income taxes were computed after adjusting pretax accounting income for nontaxable income in the amount of $ 578,139, $ 570,394, and $ 620,660 for 2001, 2000, and 1999,
respectively.

	A reconciliation of the effective applicable income tax rate to the federal statutory rate is as
	follows:
	2001	2000	1999
	Federal income tax rate	34.0%	34.0%	34.0%

	Reduction resulting from:
		Nontaxable income	13.7	14.6	17.3
			Effective income tax rate	20.3%	19.4%	16.7%


	Deferred income taxes at December 31 are as follows:

				2001	2000

		Deferred tax assets	$ 296,472	$ 318,054
		Deferred tax liabilities	(   135,943)	(     26,729)
				$ 160,529	$ 291,325


Note 7.	Income Taxes (Continued)

	The tax effects of each type of significant item that gives rise to deferred taxes are:

				2001	2000
		Net unrealized (gains) losses on
		  securities available for sale	($ 114,007)	$   60,547
		Depreciation expense	(     21,936)	(     26,729)
		Retirement benefit reserve	60,694	46,487
		Allowance for loan losses	   235,778	   211,020
				$ 160,529	$ 291,325

The Corporation has not recorded a valuation allowance for the deferred tax assets as management feels that it is more likely than not that they will be ultimately realized.

Note 8.	Employee Benefit Plans

The Corporation has a 401-K plan which covers all employees who have attained the age of 20 and who have completed six months of full-time service.  The plan provides for the Corporation to match employee contributions to a maximum of 5% of annual compensation.  The Corporation also has the option to make additional discretionary contributions to the plan based upon the
Corporation's performance and subject to approval by the Board of Directors.  The Corporation's total expense for this plan was $ 94,923, $ 105,078, and $ 84,909, for the years ended December 31,
2001, 2000, and 1999, respectively.

The Corporation adopted three supplemental retirement benefit plans for directors and executive officers.  These plans are funded with single premium life insurance on the plan participants.  The cash value of the life insurance policies is an unrestricted asset of the Corporation. The estimated present value of future benefits to be paid totaled $ 178,512 and $ 136,727 at December 31, 2001 and 2000, respectively, which is included in other liabilities.  Total annual expense for these plans amounted to $ 55,656, $ 54,406, and $ 64,339 for 2001, 2000, and 1999, respectively.

Note 9.	Deposits

Included in savings deposits are NOW and Super NOW account balances totaling $ 7,647,991 and
$ 6,192,804 at December 31, 2001 and 2000, respectively.  Also included in savings deposits at
December 31, 2001 and 2000 are Money Market account balances totaling $ 11,179,592 and
$ 10,578,065, respectively.

Time certificates of $ 100,000 and over as of December 31 were as follows:

	2001	2000
	(000 omitted)
	Three months or less	$ 1,304	$  1,444
	Three months to six months	855	1,058
	Six months to twelve months	1,533	3,970
	Over twelve months	    9,004	    5,911
			Total	$ 12,696	$ 12,383

Interest expense on time deposits of $ 100,000 and over aggregated $ 726,092, $ 699,027, and
$ 688,565 for 2001, 2000, and 1999, respectively.

At December 31, 2001 the scheduled maturities of certificates of deposit are as follows (000 omitted):


			2002	$ 31,028
			2003	9,123
			2004	13,282
			2005	6,013
			2006	6,200
			Thereafter	          2
				$ 65,648
-17-


Note 9.	Deposits (Continued)

The Corporation accepts deposits of the officers, directors and employees of the corporation and its subsidiary on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons.  The aggregate dollar amount of deposits of officers, directors and employees totaled $ 2,367,738 and $ 2,006,103 at December 31, 2001 and 2000, respectively.

The aggregate amount of demand deposit overdrafts reclassified as loan balances were $ 24,846 and
$ 212,482 at December 31, 2001 and 2000, respectively.

Derivative Instruments

Included in time deposits at December 31, 2001 are Index Powered Certificates of Deposit
("IPCD's") totaling $ 1,055,108.  The IPCD product is offered through a program with the Federal
Home Loan Bank (FHLB).  The ultimate pay off at maturity, which is in five years, is the initial deposited principal plus the appreciation in the S&P 500 Index ("S&P Call Option").  The S&P
Call Option is considered an embedded derivative designated as a non-hedging item.  The change in fair value of the S&P Call Option for 2001 resulted in a gain of $ 16,347 which is included in other income.

In order to hedge its risk associated with the IPCD Product, the Corporation has entered into a derivative contract with the FHLB whereby the Corporation pays FHLB a fixed rate interest charge
(ranging from 4.2% to 4.97%) in return for a guarantee that the FHLB will pay the Corporation the cash equivalent of the growth in the S&P 500 Index due at the IPCD maturity date.  The change in fair value of the FHLB Derivative Contract for 2001 resulted in a loss of $ 7,615 which is included in other income.

Note 10.	Financial Instruments With Off-Balance-Sheet Risk

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.  The contract amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	Contract or
	Notional Amount
	(000 omitted)
	2001	2000
	Financial instruments whose contract amounts
	  represent credit risk at December 31:
		Commitments to extend credit	$ 12,494	$ 14,897
		Commercial and standby letters of credit	    1,644	    1,644
				$ 14,138	$ 16,541



Note 10.	Financial Instruments With Off-Balance-Sheet Risk (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Corporation evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the customer.  Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-
producing commercial properties.

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

The Corporation grants agribusiness, commercial and residential loans to customers located in
South Central Pennsylvania and Northwestern Maryland.  Although the Corporation has a
diversified loan portfolio, a portion of its customers' ability to honor their contracts is dependent upon the construction and land development and agribusiness economic sectors as disclosed in
Note 3.

The Corporation evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management's credit evaluation of the customer.  Collateral held varies but generally includes equipment and real estate.

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

Balance Sheets
December 31
	Assets	2001	2000

	Cash				$        22,665	$             64
	Interest-bearing deposits with banks	6,395	299
	Marketable equity securities
	  available for sale		185,002	216,422
	Investment in the First National Bank
	  of McConnellsburg	13,368,499	12,526,464
	Other assets				          21,436	           3,579
			Total assets	$ 13,603,997	$ 12,746,828

Note 12.	FNB Financial Corporation (Parent Company Only) Financial Information (Continued)

Liabilities and Stockholders' Equity

	Dividends payable		$      216,000	$      192,000
	Other liabilities			                   0	           6,801
						216,000	198,801
	Common stock, par value $ .315; 12,000,000
	  shares authorized; 800,000 shares issued
	  and outstanding		252,000	252,000
	Additional paid-in capital	1,789,833	1,789,833
	Retained earnings		11,124,857	10,623,726
	Accumulated other comprehensive income (loss)	        221,307	(        117,532)
			Total stockholders' equity	   13,387,997	   12,548,027

			Total liabilities and stockholders' equity	$ 13,603,997	$ 12,746,828



Statements of Income
Years Ended December 31

	2001	2000	1999
	Cash dividends from wholly-owned
	  subsidiary				$    542,000	$ 436,000	$ 364,000
	Interest on deposits with banks	303	330	451
	Dividend income - Marketable
	  equity securities		5,369	5,938	4,780
	Securities gains			7,843	0	39,800
	Miscellaneous income (loss)	(         4,168)	0	0
	Equity in undistributed income of
	  subsidiary				      503,389	   540,277	   520,400
						1,054,736	982,545	929,431
	Less:  holding company expenses	        49,605	     27,964	     18,378
			Income before income taxes	1,005,131	954,581	911,053
	Applicable income taxes	                 0	            0	      7,771
			Net income	$ 1,005,131	$ 954,581	$ 903,282

















Note 12.	FNB Financial Corporation (Parent Company Only) Financial Information (Continued)


Statements of Cash Flows
Years Ended December 31

	2001	2000	1999
	Cash flows from operating activities:
		Net income			$ 1,005,131	$ 954,581	$ 903,282
		Adjustments to reconcile net
		  income to cash provided by
		  operating activities:
			Equity in undistributed income
			  of subsidiary	(    503,389)	(    540,277)	(   520,400)
			(Gain) on sales of investments	(        7,843)	0	(     39,800)
			(Increase) decrease in other assets	(      17,857)	(        1,080)	445
			Increase (decrease) in other liabilities	(        6,065)	(      10,238)	      5,405
	Net cash provided by operating activities	    469,977	   402,986	  348,932

	Cash flows from investing activities:
		Net (increase) decrease in interest bearing
		  deposits with banks	(        6,096)	    6,618	5,044
		Purchase of marketable equity securities
		  available for sale	0	0	(    71,002)
		Sales of marketable equity securities
		  available for sale	      38,720	            0	   74,200
	Net cash provided by investing activities	      32,624	     6,618	     8,242

	Cash flows from financing activities:
		Cash dividends paid	(    480,000)	(   436,000)	(  336,000)

	Net increase (decrease) in cash	22,601	   (     26,396)	 21,174
	Cash, beginning balance	              64	    26,460	      5,286
	Cash, ending balance	$     22,665	$         64	$   26,460


Note 13.	Regulatory Matters

Dividends paid by FNB Financial Corporation are generally provided from the dividends it receives from its Subsidiary Bank.  The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Office of the Comptroller of the Currency (OCC).  Under such restrictions, the
Corporation may not, without prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years.  The dividends that the Bank could declare without the approval of the OCC amounted to approximately $ 3,056,386 and $ 2,302,058 at December 31, 2001 and 2000, respectively.

FNB Financial Corporation's balance of retained earnings at December 31, 2001 is $ 11,124,857 and would be available for cash dividends, although payment of dividends to such extent would not be prudent or likely.  The Federal Reserve Board, which regulates bank holding companies, establishes guidelines which indicate that cash dividends should be covered by current period earnings.



Note 13.	Regulatory Matters (Continued)

The Corporation is also subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements.  Under capital adequacy guidelines, the
Corporation is required to maintain minimum capital ratios.  The "leverage ratio" compares capital to adjusted total balance sheet assets.  "Tier I" and "Tier II" capital ratios compare capital to risk-
weighted assets and off-balance sheet activity. A comparison of the Corporation's capital ratios to regulatory minimums at December 31 is as follows:

	FNB Financial Corporation	Regulatory Minimum
	2001	2000	Requirements

	Leverage ratio	9.88%	10.03%	4%

	Risk-based capital ratios/
	  Tier I (core capital)	14.89%	16.09%		4%

	  Combined Tier I and
	   Tier II (core capital
	   plus allowance for loan
	   losses)		15.90%	17.15%	8%

As of December 31, 2001 the most recent regulatory exam from the Office of the Comptroller of the Currency categorized the Corporation as well capitalized under the regulatory frame work for prompt corrective action.
There are no conditions or events since that notification that management believes have changed the
Corporation's category.

Note 14.	Compensating Balance Arrangements

Required deposit balances at the Federal Reserve were $ 650,000 and $ 105,000 for 2001 and 2000, respectively.  Required deposit balance at Atlantic Central Banker's Bank was $ 425,000 at
December 31, 2001 and 2000.  These balances are maintained to cover processing costs and service charges.

Note 15.	Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments were as follows at
December 31:
	- - - - - - - 2001 - - - - - - - 	- - - - - - - 2000 - - - - - - - - -
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	FINANCIAL ASSETS
		Cash and due from banks	$  5,400,929	$ 5,400,929	$ 4,020,479	$ 4,020,479
		Federal funds sold	6,000,000	6,000,000	0	0
		Interest-bearing deposits in banks	2,572,574	2,589,534	778,546	780,309
		Securities available for sale	19,554,290	19,554,290	26,768,521	26,768,521
		Securities to be held to maturity	1,114,764	1,088,460	1,207,835	1,135,971
		Other bank stock	833,700	833,700	833,700	833,700
		Loans receivable	90,167,678	92,256,899	83,112,173	82,085,602
		Accrued interest receivable	619,464	619,464	789,393	789,393

	FINANCIAL LIABILITIES
		Time certificates	65,647,473	67,998,882	62,129,564	62,963,904
		Other deposits		46,314,907	46,314,907	41,502,924	41,502,924
		Accrued interest payable	586,433	586,433	677,632	677,632
		Liability for borrowed funds	5,403,458	5,763,175	6,176,901	6,578,604

Note 16.	Liability for Borrowed Funds

Included in liabilities for borrowed funds at December 31 are borrowings from The Federal
Home Loan Bank as follows:


Type
Advance
Amount
Principal Outstanding
Interest
Rate
Maturity
Date


2001
2000








Convertible (1)
$ 2,250,000
$ 2,250,000
$ 2,250,000
6.23%
8/30/10
Convertible (1)
2,000,000
2,000,000
2,000,000
5.83
8/10/10
Convertible (1)
500,000
500,000
500,000
5.98
7/21/10
Convertible (1)
500,000
500,000
500,000
6.54
7/12/10
Credit Line
17,750,000
0
768,000
1.88 - 6.63
12/31/02
CIP/Term (2)
175,000
     153,458
     158,901
6.64
7/14/17


$ 5,403,458
$ 6,176,901








(1)  Interest rates on Convertible Loans are fixed until the market rate reaches a pre-determined
Comparative Rate/Index or Strike Rate/Index, at which time the interest rate becomes adjustable quarterly based upon the three month LIBOR rate.  At the time any loan rate becomes adjustable, the Corporation has the option to repay the debt entirely without penalty or convert to a repayment schedule.






(2)  The Corporation received Community Investment Program funding from the Federal Home
Loan Bank of Pittsburgh for $ 175,000 at a fixed rate of 6.64% and an amortization term of
20 years.  Required payments on this loan are as follows:


2002
$     5,816
2003
6,214
2004
6,639
2005
7,094
2006
7,737
Thereafter
   119,958

$ 153,458

The total maximum borrowing capacity from Federal Home Loan Bank at December 31, 2001 was
$ 44,807,000.  Collateral for borrowings at the Federal Home Loan Bank consists of various securities and the Corporation's 1-4 family mortgages with a total value of approximately
$ 51,191,000.

Note 17.	Operating Lease

The Corporation leases its Hancock, Maryland 	office. 	The 	original lease term is ten
years with three separate successive options to extend the 	lease 	for a term 	of five years
each.  Monthly rent is $ 1,800 and the lessee pays a proportionate share of other 	operating
expenses.  For the years ended December 31, 2001, 2000, and 1999 rent expense under this
operating lease was $ 21,600 for each year.  Required lease payments for 	the next five years
are as follows:
2002
$   21,600
2003
21,600
2004
21,600
2005
21,600
2006
     16,200

$ 102,600

FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

SELECTED FIVE YEAR FINANCIAL DATA


	2001	2000	1999	1998	1997
Results of Operations (000 omitted)

	Interest income	$ 8,767	$ 8,755	$ 7,802	$ 7,721	$ 7,388
	Interest expense	4,676	4,697	4,119	4,112	3,847
	Provision for loan losses	     144	     231	    190	     475	     233
	Net interest income after
	  provision for loan losses	3,947	3,827	3,493	3,134	3,308
	Other operating income	739	624	621	530	349
	Other operating expenses	  3,425	  3,267	  3,030	   2,772	  2,608
	Income before income taxes	1,261	1,184	1,084	892	1,049
	Applicable income tax	     256	     229	     181	     110	     193
		Net income	$ 1,005	$   955	$   903	$   782	$   856

Common Share Data

Per share amounts are based on weighted average shares of common stock outstanding of 800,000 for 2001,
2000, 1999, 1998, and 1997 after giving retroactive recognition to a two-for-one stock split issued September 1,
2000.

	Income before income taxes	$  1.58	$  1.48	$ 1.36	$ 1.12	$   1.31
	Applicable income taxes	.32	.29	.22	.14	.24
		Net income	1.26	1.19	1.13	.98	1.07
	Cash dividend declared	.63	.57	.50	.405	.40
	Book value (actual number
	  of shares outstanding
	  before FAS 115 adjustments)	16.46	15.83	15.21	14.58	14.00
	Dividend payout ratio	50.14%	47.76%	44.28%	41.43%	37.39%

Year-End Balance Sheet Figures
  (000 omitted)

	Total assets		132,161	$ 123,626	$ 117,929	$ 113,565	$ 106,020
	Net loans		90,168	83,112	76,137	61,901	59,124
	Total investment securities -
	  Amortized cost	20,334	28,154	31,900	35,348	29,425
	Deposits-noninterest bearing	13,344	11,798	10,959	10,819	9,988
	Deposits-interest bearing	98,618	91,834	88,371	89,685	83,272
	Total deposits	111,962	103,632	99,330	100,504	93,260
	Total stockholders' equity (before
	  FAS 115 adjustments)	13,167	12,666	12,167	11,664	11,206

Ratios (calculated before FAS 115
  adjustments)

	Average equity/average assets	10.05%	10.15%	10.49%	10.53%	10.74%
	Return on average equity	7.74%	7.67%	7.53%	6.85%	7.98%
	Return on average assets	.78%	.78%	.79%	.72%	.86%

FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

SUMMARY OF QUARTERLY FINANCIAL DATA




The unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 are as follows:


2001	2000
($ 000 omitted	Quarter Ended	Quarter Ended
except per share)	Mar.31	June 30	Sept. 30	Dec. 31	Mar.31	June 30	Sept. 30	Dec. 31

Interest income	$ 2,245	$ 2,222	$ 2,188	$ 2,112	$ 2,097	$ 2,173	$ 2,255	$ 2,230
Interest expense	  1,236	  1,217	  1,160	  1,063	  1,115	  1,159	   1,202	   1,221
	Net interest income	1,009	1,005	1,028	1,049	982	1,014	1,053	1,009

Provision for loan losses	       36	       36	       36	       36	       60	      45	       45	       81
	Net interest income
	  after provision for
	  loan losses	973	969	992	1,013	922	969	1,008	928
Other income	143	170	169	239	172	133	145	174
Security gains (losses)	6	4	4	4	0	0	0	0
Other expenses	     844	     863	     833	     885	     795	    794	     822	     856
	Operating income
	  before
	  income taxes	278	280	332	371	299	308	331	246
Applicable income taxes	       41	       50	       64	     101	      57	     65	       69	       38
	Net income	$   237	$   230	$   268	$   270	$   242	$  243	$    262	$    208



Net income applicable
  to common stock
Per share data:
	Net income	$   .30	$   .29	$   .33	$   .34	$   .30	$   .30	$    .33	$    .26

















  FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL
Years Ended December 31



	- - - - - - - -2001 - - - - - - - -	- - - - - - - -2000 - - - - - - - -	- - - - - - - -1999 - - - - - - - -
	Average			Average			Average
	(000 omitted)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
     ASSETS

Interest bearing
  deposits with banks
  and federal funds sold	$    8,614	$    305	3.54%	$   1,200	$      72	6.00%	$    2,975	$    148	4.98%
Investment securities	24,037	1,322	5.50%	30,571	1,780	5.82%	33,114	1,887	5.70%
Loans			   86,059	   7,141	8.30%	   80,900	   6,903	8.53%	    68,773	   5,767	8.39%
	Total interest
	  earning assets	118,710	   8,768	7.39%	112,671	$ 8,755	7.77%	104,862	$ 7,802	7.44%
Cash and due from
  banks			3,342			3,746			3,467
Bank premises and
  equipment		3,017			3,072			3,213
Other assets		      4,158			      3,200			      2,776
	Total assets	$ 129,227			$ 122,689			$ 114,318


     LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing
  transaction accounts	$    8,118	$      94	1.16%	$     8,148	$    109	1.34%	$    8,985	$   140	1.56%
Money market deposit
  accounts			11,830	366	3.09%	8,460	332	3.92%	7,556	251	3.32%
Other savings deposits	10,995	215	1.96%	11,095	256	2.31%	11,770	270	2.29%
All time deposits	65,214	3,669	5.63%	61,863	3,544	5.73%	60,916	3,369	5.53%
Liability for borrowed
  funds			      5,410	     333	6.16%	      7,468	     456	6.11%	       1,460	       89	6.10%
	Total interest
	  bearing
	  liabilities	101,567	   4,677	4.60%	97,034	$ 4,697	4.84%	90,687	$ 4,119	4.54%
Demand deposits	13,399			12,047			10,849
Other liabilities		      1,274			      1,149			          786
	Total liabilities	116,240			110,230			102,322
Stockholders' equity	    12,987			    12,459			     11,996
	Total liabilities
	  and stockholders'
	  equity	$ 129,227			$ 122,689			$ 114,318

Net interest income/net
  interest margin			$ 4,091	3.45%		$ 4,058	3.59%		$ 3,683	3.51%







FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

CHANGES IN NET INTEREST INCOME




	- - - - 2001 Compared to 2000 - - - -	- - - - 2000 Compared to 1999 - - - -
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	(000 omitted)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest Income
	Interest bearing deposits
	  with banks and
	  federal funds sold	$ 445	($ 212)	$ 233	($     88)	$   12	($      76)
	Investment securities	(   380)	(     78)	(   458)	(     144)	37	(      107)
	Loans		   440	(   202)	   238	  1,017	  119	  1,136

		Total interest income	$ 505	($ 492)	$   13	$   785	$ 168	$   953


Interest Expense
	Interest bearing
	  transaction accounts	$     0	($   15)	($   15)	($    13)	($   18)	($     31)
	Money market
	  deposit accounts	132	(    98)	34	30	51	81
	Other savings		(      2)	(    39)	(    41)	(      15)	1	(       14)
	All time deposits	  	192	(    67)	125	52	123	175
	Liability for borrowed funds	(  126)	       3	(  123)	    366	      1	     367

		Total interest expense	$ 196	($ 216)	($  20)	$   420	$ 158	$    578

		Net interest income			$  33			$    375




















FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

MATURITIES OF INVESTMENT SECURITIES
December 31, 2001


The following table shows the maturities of investment securities at amortized cost as of December 31,
2001, and weighted average yields of such securities.  Yields are shown on a taxable equivalent basis, assuming a 34% federal income tax rate.


(000 omitted)
Within 1
Year
1-5
Years
5-10
Years
Over 10
Years
Total






Obligations of other U.S.
Government agencies:





Amortized cost
$ 550
$ 3,401
$ 3,200
$ 1,252
$   8,403
Yield
5.22%
5.70%
6.20%
6.97%
6.05%






Obligations of state and
political subdivisions:





Amortized cost
625
2,230
4,100
2,890
9,845
Yield
5.26%
5.34%
7.12%
7.15%
6.61%






Mortgage-Backed securities
and SBA Guaranteed Loan
Pool Certificates (1):





Amortized cost
0
91
41
1,775
1,907
Yield
        0%
   6.64%
   5.73%
   4.55%
    4.67%






Subtotal amortized cost
 1,175
 5,722
 7,341
 5,917
20,155
Subtotal yield
   5.25%
   5.58%
   6.71%
   6.33%
    6.19%






Equity Securities




$   179
Yield




    5.84%






Total investment
securities




$ 20,334
Yield




       6.18%

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

RESULTS OF OPERATIONS

Overview
		Consolidated net income for 2001 was $1,005,131, a $50,550, or 5.30% increase from the net income for 2000 of $954,581, and an increase of $101,849 or 11.28% from the net income of $903,282 for
1999.  On a per share basis net income for 2001 was $1.26, based upon average shares outstanding of
800,000, compared to $1.19 for 2000 and $1.13 for 1999.
	Results of operations for 2001 as compared to 2000 were impacted by the following items:

?	Net income was positively impacted by a 5.35% increase in average earning assets;

?	Net income was positively impacted by an $87,319 decrease in the provision for loan losses.

?	Net income was positively impacted by an increase in net gains on the sale of securities from a net loss in 2000 of $474 to a net gain in 2001 of $17,986.

?	Net income was negatively impacted by a decreasing net interest margin in 2001 of 0.14% from
3.59% in 2000 to 3.45%. The decrease in 2001 occurred due to a 0.37% decrease in the yield on earning assets while the cost of interest bearing liabilities decreased 0.24%.  In 2001 the yield on earnings assets decreased 0.37% due to the following:

?	a 0.22% decrease in the yield on loans from 8.53% in 2000 to 8.30% in 2001; a result of decreasing interest rate indexes on adjustable rate loans during the entire year.
?	a 0.32% decrease in the yield on investment securities from 5.82% in 2000 to 5.50% in
2001, the result of exercised call features and maturities of higher yielding securities.
?	a 2.46% decrease in the yield on federal funds sold and interest-bearing deposits with banks due to decreasing yields on federal funds sold throughout the year.

?	Net income was positively impacted by a decreasing cost of interest bearing liabilities of 0.24%
from 4.84% in 2000 to 4.60% due mainly to the following:

?	A decreasing cost of money market deposit accounts of 0.83% from 3.92% in 2000 to
3.09% in 2001.
?	A decreasing cost of interest-bearing transaction accounts of 0.18% from 1.34% in 2000 to 1.16% in 2001.
?	A decreasing cost of savings accounts of 0.35% from 2.31% in 2000 to 1.96% in 2001.
?	A decreasing cost of time deposits of 0.10% from 5.73% in 2000 to 5.63% in 2001.







?	Net income was negatively impacted by an increase in wage and salary expenses of $91,012 or
6.79% and employee benefits of $8,003, or 2.25%, a direct result of:

?	Officer and employee raises during the operating year.
?	Increased participation in our 401K retirement program.

?	Net income was negatively impacted by a $4,163 increase in net occupancy expenses and a
$14,780 increase in furniture and equipment expenses as a result of:

?	A $3,524 increase in real estate taxes.
?	An increase of $10,328 in depreciation expenses on furniture and equipment due to the upgrade of our Local Area network.

?	Net income was positively impacted by a $35,529 increase in the service charges on deposit accounts as a result of increased overdraft and minimum balance charges.

?	Net income was positively impacted by a $83,105 increase in other service charges and fees due to:

?	A $57,497 increase in annuity sale commissions.
?	A $9,901 increase in late charges on customers' installment and mortgage loans.
?	A $6,213 increase in debit card income.

?	Net income was negatively impacted by a $21,897 decrease in other income, the result of net losses on other real estate owned of $19,038.

?	Net income was negatively impacted by a $26,362 increase in the current year income tax provision resulting primarily from the increase in taxable income in relation to tax free income.

		Net income as a percent of total average assets for 2001, also known as return on assets
(ROA), was .78% compared to .78% for 2000 and 0.79% for 1999.  Net income as a percent of average stockholders' equity for 2001, also known as return on equity (ROE), was 7.74% compared to 7.67% for 2000 and 7.53% for 1999. The ROA and ROE for these periods were impacted by the factors discussed in the preceding paragraphs.

Net Interest Income

		Net interest income is the amount by which interest income on loans and investments exceeds interest incurred on deposits and other interest-bearing liabilities.  Net interest income is our primary source of revenue. The amount of net interest income is affected by changes in interest rates and by changes in the volume and mix of interest-sensitive assets and liabilities.

		Net interest income for 2001 increased $ 32,912 or 0.81% over 2000 and $ 408,034 or 11.1%
over 1999.  Average earning assets for 2001 increased $ 6,039,000 over 2000 and $ 13,848,000 over 1999.
This increase in average earning assets from 2000 to 2001 was the result of:

?	An increase in average loans in the amount of $5,159,000 or 6.38%.
?	A decrease in average investment securities in the amount of $6,534,000 or 21.37%.
?	An increase in interest-bearing deposits with banks and federal funds sold in the	  amount of
$7,414,000.




		The increase in loans at an average yield of 8.30% funded by the decrease in investment securities directly contributed to the increase in net interest income.

		Earning asset increases were funded by an increase in average interest-bearing deposits and non-interest-bearing deposits.  Average interest-bearing deposits increased $6,591,000 or 7.36% while non-
interest-bearing deposits increased $1,352,000 or 11.22%.  These increases in funding by deposits resulted in our ability to decrease average borrowings from the Federal Home Loan Bank of Pittsburgh in an amount of
$2,058,000, from $7,468,000 in 2000 to $5,410,000 in 2001.

		The volume growth in earning assets and interest-bearing liabilities contributed to the increase in net interest income in the amount of $196,000 in 2001 over 2000.

		The year 2001 was defined by several interest rate decreases by the Federal Reserve Board.
Following a period of rising interest rates in 1999, the Federal Reserve continued to increase short term interest rates during the first and second quarters of 2000.  Beginning in early 2001, the Federal Reserve began what would become the shortest period in recent history of rapidly decreasing interest rates which continued throughout the year 2001.  As we began the year 2001 the Federal Funds interest rate was targeted at 6.50% and the Discount Rate was 6.00%. As of December 31, 2001, the Federal Reserve had drastically and dramatically decreased short term rates to a 40 year low, having targeted the Federal Funds Rate at
1.75% and the Discount Rate at 1.25%.  These decreases were justified by Federal Reserve officials due to the strong indications of the beginning of national and local economic recessions which were further intensified by the events of September 11, 2001.

		As a result of these dramatic interest rate decreases, higher yielding investment securities with call features were called and longer term fixed rate mortgages, both consumer and commercial, were refinanced to lower interest rates.  The proceeds from the called securities allowed us to pay down borrowings at the Federal Home Loan Bank; however, these dramatic interest rate reductions resulted in the yields on investments and loans to decrease dramatically.

		On the asset side this decreasing interest rate environment resulted in a decrease in yield on our earning assets.  As lower yielding investments matured and were called and indexes on adjustable rate loans and securities decreased, our yields on earning assets decreased:

?	The yield on interest-bearing deposits and federal funds sold decreased 2.46% from 6.00% in
2000 to 3.54% in 2001.
?	The yield on investment securities decreased 0.32% from 5.82% in 2000 to 5.50% in 2001.
?	The yield on loans decreased 0.22% from 8.53% in 2000 to 8.30% in 2001.

		In order to reduce the effect of these dramatic earning asset interest rate reductions, it was necessary to dramatically decrease our cost of interest-bearing liabilities.

?	The cost of interest-bearing transaction accounts decreased 0.18% from 1.34% in 2000 to 1.16%
in 2001.
?	The cost of Money Market accounts decreased 0.83% from 3.92% in 2000 to 3.09% in 2001.
?	The cost of savings deposits decreased 0.35% from 2.31% in 2000 to 1.96% in 2001.
?	The cost of time deposits decreased 0.10% from 5.73% in 2000 to 5.63% in 2001.









		The net effect of all interest rate fluctuations was to decrease net interest income in the amount of $276,000 in 2001 from 2000.  Due to the overall decrease in the yield on earning assets by 0.38%, a decreased cost of deposits of 0.24% in 2001 from 2000, and a change in the earning asset composition, the result was an increase in net interest income of $ 33,000 and a 0.14% decrease in our net interest margin from 3.59% in 2000 to 3.45% in 2001.

		At the beginning of the year 2000 the Discount Rate was 5.00% and the Federal Funds Rates
was targeted at 5.50%.  As of December 31, 2000, the Discount Rate had increased to 6.00% and the Federal
Funds rate was targeted at 6.50%, both rates reflecting the last increase which occurred on May 16, 2000.  As a result of these increasing interest rates security calls were non-existent during the year 2000 as government agencies and municipalities chose not to exercise call options during this increasing interest rate environment.  The result was a reliance on deposit increases and borrowing from the Federal Home Loan
Bank to fund loan demand.  In order to attract and retain deposits we increased interest rates on our premium money market accounts and on our time deposits:

?	Cost of Money Market deposits increased 60 basis points to 3.92% in 2000 from	 3.32% in
1999.
?	Cost of time deposits increased 20 basis points from 5.53% in 1999 to 5.73% in 2000.

		Although our cost of borrowing increased only 1 basis point to 6.11%, our reliance on borrowing to fund loan demand increased over 5 times to average borrowings of $7,468,000 in 2000 from
$1,460,000 in 1999.  The overall result of increased borrowings and increased costs of these deposits, as previously discussed, resulted in an increase in our cost of funding assets by 30 basis points to 4.84% in 2000 compared to 4.54% in 1999.

		On the asset side the increasing interest rate environment resulted in an increase in yield on our earning assets.  As lower yielding investments matured and indexes on adjustable rate loans and securities increased, our yields on earning assets increased:

?	The yield on interest-bearing deposits and federal fund sold increased 1.02% from 4.98% in
1999 to 6.00% in 2000.
?	The yield on investment securities increased 12 basis points to 5.82% in 2000 from 5.70% in
1999.
?	The yield on loans increased 13 basis points from 8.39% in 1999 to 8.53% in 2000.

		The net effect of all interest rate fluctuations was to increase net interest income in the amount of $ 10,000 in 2000 from 1999.  Due to the overall increase in the yield on earning assets by 0.33%, a
$12,127,000 increase in our average loan balance which is our highest earning asset and a decreased reliance on our lower interest earning assets of investments and interest-bearing balances with banks, this combination of increased yields and reallocation of earning asset balances was more than enough to offset our increased cost of deposits of 30 basis points to 4.84% in 2000 from 4.54% in 1999.  The result was a
..08% increase in our net interest margin from 3.51% in 1999 to 3.59% in 2000.













		As we began the 2002 year, the Federal Reserve has remained cautious and has retained interest rates at their current levels during the month of January.  We anticipate the yield on earning assets to decrease during the next few quarters as indexes on adjustable rate securities and loans decrease and commercial loan rates and residential lending rates continue to decrease.  The decreases in yields in the loan portfolio will result in lower yields on our earning assets.  We will continue to decrease deposit rates on deposits in order to retain our net interest margin.  If necessary, to offset deposit losses and continued loan demand, we will utilize our line of credit at the FHLB.  This funding alternative is interest rate sensitive in that the rate reprices on a daily basis.  We have matched borrowings at the FHLB with specific loans and have utilized term borrowings to tie up interest rates for longer periods in order to lock-in interest rate spreads.  During this period we anticipate a slight decrease in our interest margin; however, this decrease will depend greatly upon present market conditions for both loans and deposits.  Current strategies we are utilizing to improve our interest spread are as follows:

?	Promoting adjustable rate commercial and residential mortgage loan products.
?	Matching borrowings at the FHLB with specific loan credits.
?	Reducing the cost of interest-bearing transaction, money market and savings accounts.

Provision for Loan Losses

		The loan loss provision is an estimated expense charged to earnings in anticipation of losses attributable to uncollectible loans.  The provision is based on our analysis of the adequacy of the allowance for loan losses.  The provision for 2001 was $144,000, compared to $231,319 for 2000, and $190,000 for
1999.  The decrease in provision of $87,319 was due to the implementation of a more thorough and extensive annual loan portfolio review and quarterly analysis of the allowance for loan losses which identified our ability to decrease the allowance provision in 2001.

		The increase in annual provision of $41,319 in 2000 from 1999 was the result of increasing commercial loans balances which add more volatility and risk to the loan portfolio, as well as specific provisions for loans we have determined to warrant specific provisions due to issues regarding their total and complete collectability.

		Total charged-off loans in 2001 were $109,000 compared to $203,000 in 2000 and $201,000 in 1999.  Total recoveries in 2000 were $36,000 compared to $37,000 in 2000 and $25,000 in 1999.  See discussion on Allowance for Loan Losses.

Other Operating Income and Other Operating Expenses

		Other operating income for 2001 was $739,129, a $115,197, or 18.46% increase over the same period in 2000 and a $118,668, or 19.13% increase over the same period in 1999.  This increase is mainly attributable to the following:

?	A $35,529 increase in the service charges on deposit accounts as a result of increased overdraft and minimum balance charges.

?	An $83,105 increase in other service charges and fees due to:
?	A $57,497 increase in annuity sale commissions.
?	A $9,901 increase in late charges on customers' installment and mortgage loans.
?	A $6,213 increase in debit card income.







		Total other operating expenses for 2001 were $3,425,486, an increase of $158,516 or 4.85%
over 2000's expenses of $3,266,970 and an increase of $395,914 or 13.07%, over 1999's expenses for
$3,029,572. This increase was mainly the result of the following:

?	An increase in wage and salary expenses of $91,012 or 6.79% and employee benefits of $8,003, or 2.25%, a direct result of:
?	Officer and employee raises during the operating year.
?	Increased participation in our 401K retirement program.

?	A $4,163 increase in net occupancy expenses and a $14,780 increase in furniture and equipment expenses as a result of:
?	A $3,524 increase in real estate taxes.
?	A $10,328 increase in depreciation expenses on furniture and equipment due to the upgrade of our Local Area network.

?	A $7,400 increase in the Pennsylvania Shares Tax Expense

?	A $10,700 increase in Professional Development Expenses

?	A $6,200 increase in Dues and Subscriptions Expenses

?	$10,100 in expenses incurred for the shareholder's banquet


Income Taxes

		Our income tax provision for 2001 was $255,511 compared to $229,149 for 2000 and
$180,572 for 1999.  The increase in the tax provision in 2001 over 2000 in the amount of $26,362 is the result of an increase in income before income taxes of $76,912 and a decrease in taxable allowance for loan losses from $175,825 in 2000 to $71,183 in 2001, a $104,642 or 59.51% decrease. The increase in the tax provision in 2000 over 1999 in the amount of $48,577 was due to an increase in income before income taxes of $99,876, and a decrease in tax-free income in the amount of $72,293 or 13.50%.  We operated with a marginal tax rate of 34% in 2001, 2000 and 1999.  Our effective tax rate for 2001 was 20.27% compared to
19.36% for 2000 and 16.66% for 1999.  This increase in the effective tax rate is due to the decrease in the taxable allowance for loan losses as discussed.

Future Impact of Recently Issued Accounting Standards

		Financial Accounting Standards Board (FASB) issues Statement No. 133 as amended by
SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000.  This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value.  If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability of an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation.  The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated a hedging instruments with the recognition of the change in the fair value of the item being hedged.  Depending on the type of hedge, such recognition will be either net income or other comprehensive income.  For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change.  Management has evaluated the impact of adopting this Statement on the consolidated financial statements, but does not anticipate that it will have a material impact.

Future Impact of Recently Issued Accounting Standards (Continued)

		Financial Accounting Standards Board (FASB) Standard 142, which is effective for years beginning after December 12, 2001, addresses the financial accounting and reporting for acquired goodwill and other intangible assets.  It does not address intangibles acquired as part of business combinations which is addressed by FASB 141.  This statement also addresses how goodwill and intangibles are accounted for after they have been initially recognized.  Management is currently evaluating the impact this statement would have on the consolidated financial statements when adopted, but does not anticipate that it will have a material impact.

FINANCIAL CONDITION

Investment Securities

		The book value of the investment security portfolio as of December 31, 2001 decreased by
$7,821,000 from December 31, 2000, representing a 27.78% decrease.  This decrease occurred primarily due to the calls of investment securities during the year as a result of the decreasing interest rate environment.
Proceeds from called securities were used to fund loan demand and were invested in federal funds sold.
	Due to the implementation of SFAS No. 115, we have segregated securities as Held-to-Maturity (HTM),
Available-for-Sale (AFS) or Trading securities.  This accounting standard requires HTM securities be reported on the balance sheet at cost and AFS securities be reported at market value.  As of December 31,
2001, we had in our portfolio HTM securities of $1,114,764 with a market value of $1,088,460 and AFS securities of $19,554,290 with a book value of $19,218,977.  No securities were classified as Trading securities as of December 31, 2001.  For the December 31, 2000 Balance Sheet presentations, we had investment debt securities classified as HTM securities of $1,207,835 with a market value of $1,135,971 and as AFS securities of $26,768,521, with at book value of $26,946,600.  No securities were classified as
Trading as of December 31, 2000.

		The general policy adopted by us segregates purchases of tax-free municipals with maturities of 5 years or less as Held-to-Maturity securities while all other security purchases are classified as Available-
for-Sale.  The Policy we adopted also allows us, on a case-by-case basis, to make a specific determination as to the classification of a security purchase as Held-to-Maturity or Available-for-Sale depending upon the reason for purchase.  Management adheres to the philosophy that Held-to-Maturity classifications are typically used for securities purchased specifically for interest rate management or tax-planning purposes while Available-for-Sale classifications are typically used for liquidity planning purposes.

		As of December 31, 2001, the net unrealized loss of the HTM portfolio was $26,304, a
2.36% decrease from book value and on the AFS portfolio a net unrealized gain of $ 335,313 or a 1.74%
increase over book value.  As of December 31, 2000, the net unrealized loss on the HTM portfolio was
$71,864, a 5,95% decrease from book value, and on the AFS portfolio, a net unrealized loss of $178,079 or a
0.66% decrease from book value.  We have reviewed the fluctuation of market value in each of these portfolios and have determined that due to the recent increases in short term interest rates, the values of securities contained within our investment debt portfolio are a direct result of the current interest rate environment.  We have therefore concluded that the net unrealized gains and/or losses in our investment debt portfolio are a direct result of current monetary policy and therefore are temporary in that security values will continue to fluctuate, either decrease or increase in value, in response to future changes in interest rates and monetary policy.








Investment Securities (Continued)

		Due to the drastic changes in the interest rate environment during the year 2001, many securities with call features were exercised.  As a result of called securities and the changes in the interest rate environment, liquidity sources available from the investment portfolio to fund loan demand increased dramatically; however, at the same time, the overall yield on the investment portfolio decreased as higher yielding securities were called.  We have purchased for the portfolio mortgage-backed securities, but presently we have no Collateralized Mortgage Obligations (CMOs) in our portfolio.  The large portion of these mortgage-backed securities have a variable rate coupon and all have scheduled principal payments.
During periods of rising interest rates, payments from variable rate mortgage-backed securities may accelerate as prepayments of underlying mortgages occur as home-owners refinance to a fixed rate while during periods of declining interest rates, prepayments on high fixed rate mortgage-backed securities may accelerate as home-owners refinance to lower rate mortgages.  These prepayments cause yields on mortgage-
backed securities to fluctuate as larger payments of principal necessitate the acceleration of premium amortization or discount accretion.  Due to the low dollar amount of mortgage-backed securities in relation to the total portfolio, we feel the interest rate risk and prepayment risks associated with mortgage-backed securities will not have a material impact on our financial condition.

Loans

		The total investment in net loans was $90,167,678 at December 31, 2001, representing a
$7,055,505 or 8.49% increase from the December 31, 2000, investment of $83,112,173.  The primary reasons for the increase in the loan portfolio were due to the continued increases in real estate loans for the purpose of construction and land development and in real estate loans secured by nonfarmland, nonresidential properties, mainly commercial real estate lending.  This increase in commercial lending is a direct result of our organization's decision to strengthen our lending operations by hiring experienced loan personnel, with a particular focus on commercial lending.

		The composition of our loan portfolio has changed per the following:

?	A $2,363,000 increase in real estate loans secured by construction and land development activities.

?	A $1,177,000 increase in real estate loans secured by 1 to 4 family residential properties.

?	A $2,417,000 increase in loans secured by nonfarmland, nonresidential properties due primarily to the new loans secured by commercial real estate.

?	A $952,000 increase in loans to commercial, industrial and state and political subdivision loans.

?	A $208,000 increase in consumer installment loans.

		Total new real estate mortgage lending increased $5,759,000 or 9.25% from December 31,
2000, compared to total new real estate mortgage loan lending for 1999 which increased $10,126,000 or
19.43% from December 31, 1999.  This increase in the amount of real estate lending during the past two years reflects the closing of several commercial real estate loans and an increase in residential 1-4 family mortgage loans as highlighted above.  Competitive loan mortgage rates of other institutions and mortgage companies in our market area have resulted in the refinancing and payoff of mortgage loans within our loan portfolio; however, we have been able to attract new mortgage customers through the competitive mortgage products we offer.




Loans (Continued)

		Overall, loan demand during the past year decreased over that of 2000 due to the onset of an economic recession and a falling interest rate environment which were encountered during the 2001 operating year.  The effects of this decrease in interest rates, the onset of an economic recession, and the events of September 11, 2001, resulted in a decrease in commercial lending activity and increased aggressiveness of competing financial institutions, mortgage loan companies and financing companies to retain and attract new loan customers. Through the efforts of experienced commercial lending staff, our lending operation has been enhanced by commercial loan business in the Hagerstown market area.  Our operation in the Hagerstown market area and through the Fort Loudon office in Franklin County,
Pennsylvania and Hancock Community Bank in Washington County, Maryland greatly improves our ability to generate new loan relationships.  During the past few years, we have seen a decline in our consumer loan generation.  This decline is a direct result of increased competition for new and used car lending as well as all consumer loans.

		To encourage new loan demand, we anticipate offering additional loan promotions, reviewing loan terms for customer "friendliness" and developing a commercial lending strategy to stimulate lending throughout our market area.  In addition, the continued operation of Hancock Community Bank is anticipated to result in an increase in lending in the Washington County, Maryland area as well as in northern
Morgan County, West Virginia and southern Fulton County, Pennsylvania while the continued operation of the Fort Loudon Office is anticipated to stimulate lending in the Franklin County, Pennsylvania market.

Non-performing/Impaired Assets

		Non-performing loans consist of non-accruing loans and loans 90 days or more past due.
Non-accruing loans are comprised of loans that are no longer accruing interest income because of apparent financial difficulties of the borrower.  Interest on non-accruing loans is recorded when received only after past due principal and interest are brought current.

		Other real estate owned includes assets acquired in settlement of mortgage loan indebtedness and loans identified as impaired loans.  These assets are carried at the lower of cost or fair value.  The other real estate balance as of December 31, 2001, was $103,568 compared to $168,653 as of December 31, 2000.
The following actions during the past two years indicate we are actively pursuing the sale of all properties contained in Other Real Estate as shown by the following:

?	In February 2000, we sold a 1 to 4 family residential property in Hagerstown, Maryland.

?	In June 2000, we sold a 1 to 4 family residential property in	   Waynesboro, PA.

?	In February 2001, we sold a multi-family residential property in Chambersburg, PA.

?	In April 2001, we sold a 1 to 4 family residential building lot in Chambersburg, PA.

		Properties contained in Other Real Estate may be listed with a realty firm on a contractual basis.  The realty firm is evaluated every six months on its effectiveness in marketing and selling these properties.

		Impaired loans consist of those loans which we have determined, based upon review of collateral values and ability to repay, may not be paid in full according to contractual terms and may require additional specific provisions to the allowance for loans losses.  As of December 31, 2001, the dollar amount outstanding on impaired loans was $859,974; the underlying collateral values for these loans based upon contractual lending terms was approximately $934,967.  The specific amount allocated for these loans in the allowance for loan losses was $120,000.


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

		The allowance for loan losses was increased to $882,330 from the prior year level of
$811,124.  The ratio of the allowance to net loans was 0.97% at December 31, 2001, and 0.97% at December
31, 2000.  After U. S. Government Agency, specifically the Small Business Administration (SBA) and Farm
Service Agency (FSA), guaranteed portions are subtracted from the net loan balance, the ratio of the allowance to unguaranteed loans increases to 1.03.  We believe the current level of the allowance for loan losses of $882,330, is adequate to meet any potential loan losses; however, we have budgeted a monthly addition during 2002 of $10,000 in anticipation of potential commercial loan problems and general increases in the total loan portfolio.

Liquidity and Rate Sensitivity

		Our optimal objective is to maintain adequate liquidity while minimizing interest rate risk.
Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding corporate operations.  Sources of liquidity are maturing/called investment securities; maturing overnight investments in federal funds sold; maturing investments in time deposits at other banks; readily accessible interest-bearing deposits at other banks; payments on loans, mortgage-backed securities and SBA
Guaranteed Loan Pool Certificates; a growing core deposit base; and borrowings from the FHLB.

		In order to assure a constant and stable source of funds, we are a member of the Federal
Home Loan Bank of Pittsburgh.  This membership assures us the availability of both short term and long term fixed rate funds.  As of December 31, 2001, we had borrowings of $5,403,458 from this institution and had readily available to us over $39,400,000 in additional borrowing capacity.  As of December 31, 2000, we had borrowings of $6,176,901 from this institution and had readily available to us over $38,000,000 in additional borrowing capacity.




















Liquidity and Rate Sensitivity (Continued)

		Borrowings from the FHLB as of December 31, 2001, were comprised of the following:

?	A $2,000,000 quarterly adjustable advance maturing on August 10, 2010, repricing on February
10, 2002.
?	A $2,250,000 fixed rate advance with a 3 month LIBOR strike rate of 8.00% repricing February
28, 2002, with a final maturity of August 30, 2010.
?	A $500,000 quarterly adjustable advance maturing on July 10, 2010, repricing on January 21,
2002.
?	A $500,000 quarterly adjustable advance with a 3 month LIBOR strike rate of 8.00% repricing on January 12, 2002, with a final maturity of July 12, 2010.
?	A $153,458 fixed rate advance maturing on July 17, 2017.

		Borrowings from the FHLB as of December 31, 2000, were comprised of the following:

?	A $2,000,000 quarterly adjustable advance maturing on August 10, 2010, repricing on February
10, 2001.
?	A $2,250,000 fixed rate advance with a 3 month LIBOR strike rate of 8.00% beginning August
28, 2001, with a final maturity of August 30, 2010.
?	A $500,000 quarterly adjustable advance maturing on July 10, 2010, repricing on January 21,
2001.
?	A $500,000 quarterly adjustable advance with a 3 month LIBOR strike rate of 8.00% beginning on July 12, 2001, with a final maturity of July 12, 2010.
?	A $768,000 advance on a line of credit which reprices on a daily basis.
?	A $158,901 fixed rate advance maturing on July 17, 2017.

		The objective of managing interest rate sensitivity is to maintain or increase net interest income by structuring interest-sensitive assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.  Based upon contractual maturities of securities and the capability of NOW, Money Market, and Savings accounts, we have maintained a negative rate sensitivity position, in that, rate sensitive liabilities exceed rate sensitive assets.  Therefore, in a period of declining interest rates our net interest income is generally enhanced versus a period of rising interest rates where our net interest margin may be decreased.  However, in a period of declining interest rates, more securities with call features will most likely be called and be reinvested into lower yielding investments resulting in the loss of higher interest earnings assets.  Declining rate environments also result in the likelihood that residential home mortgage customers will refinance their existing mortgages to lower interest rates.  This movement of securities and loans to lower interest rates during a declining rate environment has the effect of decreasing our net interest margin.

		Presently, interest rates are anticipated to possibly decrease further resulting in a decreasing cost of deposits while a portion of our adjustable rate loans and securities are repricing to lower interest rates.
 This decreasing interest rate environment and possibility of lower interest rates in the future have resulted in increased liquidity in investment debt securities as call features of U. S. Government Agencies and State and
Municipal subdivisions in the U. S. are anticipated to be exercised by the issuer.  The anticipated result of this current position will be a decrease in the yield on earning assets.  We have also undertaken the position of decreasing the cost of our interest-bearing liabilities, specifically Time Certificates of Deposit.  Following these actions, we expect our net interest spread and interest margin to decrease slightly during the next few months.  We continually review interest rates on those deposits which can be changed immediately, specifically NOW accounts, Money Market Accounts, and Savings Accounts to determine if interest rate changes are necessary to maintain our net interest spread and net interest margin.



Liquidity and Rate Sensitivity (Continued

		Another impact on our net interest spread and interest margin has been the loan to deposit ratio which indicates how much of our deposits are invested in the loan portfolio.  This ratio is a primary indicator of a Bank's liquidity position as the higher the ratio, the less liquid assets are available to fund deposit withdrawals.  At the same time, this ratio also indicates to us how many deposits are offset by our highest yielding earning assets, loans; therefore, the higher the ratio, the more deposits are invested in loans and the less invested in lower yielding investment debt securities.  The result of a higher loan to deposit ratio is usually a higher net interest spread and margin.  We have targeted as our optimal loan to deposit ratio 75%
to 90% with a target of 81.17% by December 31, 2002.  The loan to deposit ratio at December 31, 2001, was
80.53%; at December 31, 2000, it was 80.20%; and at December 31, 1999, it was 76.65%.  The slight increase of 0.33% from December 31, 2000, was a result of a loan increase of $7,055,505 or 8.49% while deposits increased $8,329,983 or 8.04%.  The increase of 3.55% from December 31, 1999, occurred due to deposit increase during 2000 of $4,302,554 and loan growth of $6,975,093.  The addition of an experienced commercial lender has generated commercial lending which has resulted in this increased loan to deposit ratio.

		To minimize the risk of our rate sensitivity position, we employ many different methods to diversify our risk both on the asset and the liability side of the Balance Sheet.  The Bank offers both fixed rate and floating/adjustable rate loans to our customers.  At December 31, 2001, the Bank's floating and adjustable rate loans totaled $49,389,000, or 54.05% of the total loan portfolio.  At December 31, 2000, the
Bank's floating and adjustable rate loans totaled $37,183,000, or 43.97% of the total loan portfolio.  As of
December 31, 1999 the Bank's floating and adjustable rate loans totaled $31,966,000, 40.86% of the total loan portfolio.  This percentage increase of adjustable rates is due in large part to the addition of adjustable rate commercial loans to our loan portfolio.

		The bank's debt security investment portfolio as of December 31, 2001, was comprised of a book value of $1,483,000, or 7.36% of floating rate debt securities which reprice annually or more frequently.  The bank's debt security investment portfolio as of December 31, 2000, was comprised of a book value of $1,852,000, or 6.63% of floating rate debt securities which reprice annually or more frequently while at December 31, 1999 the Bank's debt security investment portfolio was comprised of a book value of
$2,341,556, or 7.55% of floating rate securities.  Specific methods which we have employed to address the rate sensitive position are the offering of the following deposit products to encourage the movement of short term deposits to longer term deposits:  special term certificates of deposit with competitive interest rates over one year in term and three year annual adjustable certificates of deposit.




















		Our interest rate sensitivity analysis as of December 31, 2001, based upon our historical prepayment mortgage-backed securities, contractual maturities, and the earliest possible repricing opportunity for loans and deposits is as follows:

December 31, 2001

Within 3
Months
After 3 But
Within 12
Months
After 1
But Within
5 Years
After 5
Years
Non-
Interest
Bearing
Total
Assets:






Federal funds sold
$ 6,000
$          0
$          0
$          0
$          0
$ 6,000
Investment securities
(book value)
1,180
1,345
6,795
11,855
0
21,175
Interest-bearing
balances due from
banks
1,821
95
657
0
0
2,573
Loans
7,658
13,556
36,393
33,293
491
91,371
Unearned discount &
allowance for loan
losses (1)
0
0
0
(    1,203)
0
(    1,203)
Noninterest-earning
assets
          0
          0
          0
          0
  12,024
  12,024
Total assets
$ 16,659
$ 14,996
$ 43,825
$ 43,945
$ 12,515
$ 131,940







Liabilities:






NOW accounts and
savings accounts
$ 32,660
$         0
$         0
$         0
$         0
$   32,660
Time Deposits
13,450
28,677
23,830
2
0
65,959
Noninterest-bearing
deposits
0
0
0
0
13,344
13,344
Other borrowed
money
0
0
0
5,403
0
5,403
Other noninterest-
bearing sources to
fund earning
assets
          0
          0
          0
          0
    1,407
      1,407
Total liabilities
$ 46,110
$ 28,677
$ 23,830
$ 5,405
$ 14,751
$ 118,773







Interest sensitivity gap
($ 29,451)
($ 13,681)
$ 19,995
$ 38,540


Cumulative interest
sensitivity gap
(   29,451)
(   43,132)
(   23,137)
15,403


Gap ratio
(      0.36)
(      0.52)
1.84
N/A


Cumulative gap ratio
(      0.36)
(      0.42)
(       0.77)
1.15


(1) It has been arbitrarily assigned to the "after five years" category for purpose of analysis.

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

		The following table sets forth the projected maturities and average rate for all rate sensitive assets and liabilities.  The following assumptions were used in the development of this table:

?	All fixed and variable rate loans were based on the original maturity of the note.
?	All fixed and variable rate U. S. Agency and Treasury securities and obligations of state and political subdivisions in the U.S. were based upon the contractual maturity date.
?	All fixed and variable rate Mortgage-backed securities and SBA GLPCs were based upon original maturity as the Bank has not experienced a significant prepayment of these securities.
?	We have experienced very little run-off in its history of operations and have experienced net gains in deposits.
?	We have large business and municipal deposits in non-interest bearing checking and savings and interest-bearing checking.  These balances may fluctuate significantly. Therefore, a 50% maximum runoff of both non-interest-bearing checking and savings and interest-bearing checking was used as an assumption in this table.
?	One large municipal deposit account alternates between the two local community banks every two years.  This deposit account, with an average balance in excess of  $1,000,000, is anticipated to leave in 2002 and return in 2004.
?	Fixed and variable rate time deposits were based upon original contract maturity dates.






























Rate Sensitive Assets
(000 omitted)
2002
2003
2004
2005
2006
Thereafter
Total
Fair Value
Federal funds sold
$ 6,000
$       0
$        0
$        0
$        0
$        0
$ 6,000
$ 6,000
Average interest rate
1.75%
0.00%
0.00%
0.00%
0.00%
0.00%
0.00%










Interest bearing deposits
1,922
460
83
0
108
0
2,573
2,589
Average interest rate
1.85%
5.74%
5.27%
0.00%
4.06%
0.00%
2.76%










Fixed interest rate loans
2,568
2,418
4,175
2,635
2,102
31,084
44,982
46,010
Average interest rate
9.17%
9.77%
9.09%
9.32%
8.78%
8.00%
8.38%










Variable interest rate loans
14,285
2,489
133
401
1,460
27,621
46,389
47,450
Average interest rate
7.01%
6.77%
8.53%
8.45%
7.36%
7.45%
7.29%










Fixed interest rate U.S.
Agency and Treasury
550
1,900
450
950
100
4,452
8,402
8,590
Average interest rate
5.23%
5.65%
5.43%
5.88%
6.25%
6.42%
6.05%










Fixed interest rate mortgage-
backed & SBA GLPC
securities
0
12
0
62
15
336
425
428
Average interest rate
0.00%
9.49$
0.00%
5.84%
8.25%
6.35%
6.43%










Variable interest rate
mortgaged-backed &
SBA GLPC securities
0
3
0
0
0
1,480
1,483
1,483
Average interest rate
0.00%
4.00%
0.00%
0.00%
0.00%
4.17%
4.17%










Fixed interest rate obligations
of state and political
subdivisions in the U.S.
625
705
1,095
240
190
6,990
9,845
9,957
Average interest rate
5.26%
4.13%
5.76%
6.03%
6.55%
7.13%
6.61%










Rate Sensitive Liabilities
(000 omitted)








Noninterest-bearing checking
3,336
834
834
834
834
0
6,672
6,672
Average interest rate
0.00%
0.00%
0.00%
0.00%
0.00%
0.00%
0.00%










Savings and interest-bearing
checking
8,165
2,041
541
2,042
3,541
0
16,330
16,330
Average interest rate
1.68%
1.68%
1.68%
1.68%
1.68%
1.68%
1.68%










Fixed interest rate time
deposits
28,354
7,873
3,744
5,939
5,961
2
51,873
53,730
Average interest rate
4.90%
5.20%
5.50%
6.25%
4.65%
4.65%
5.11%










Variable interest rate time
deposits
3,247
2,218
8,310
0
0
0
13,775
14,269
Average interest rate
5.25%
5.02%
4.33%
0.00%
0.00%
0.00%
4.66%










Fixed interest rate borrowing
0
0
0
0
0
153
153
156
Average interest rate
0.00%
0.00%
0.00%
0.00%
0.00%
06.64%
6.64%










Variable interest rate
borrowings
0
0
0
0
0
5,250
5,250
5,607
Average interest rate
0.00%
0.00%
0.00%
0.00%
0.00%
6.08%
6.08%












Capital

		The primary method by which we increase total stockholders' equity is through the accumulation of earnings.  We maintain ratios that are well above the minimum total capital levels required by federal regulatory authorities including the new risk-based capital guidelines.  Regulatory authorities have established capital guidelines in the form of the "leverage ratio" and "risk-based capital ratios." Our leverage ratio, defined as total stockholders' equity less intangible assets to total assets, was 9.88% as of December 31, 2001, compared to
10.03% as of December 31, 2000, and 9.36% as of December 31, 1999.  The risk-based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks.  A comparison of our capital ratios to regulatory minimums at December 31 is as follows:

2001
2000
1999
Regulatory
Minimum
Requirements





Leverage ratio
9.88%
10.03%
9.36%
4.00%
Risk-based capital ratio Tier I (core capital)
14.89%
16.09%
15.39%
4.00%
Combined Tier I and Tier II (core capital
plus allowance for loan losses
15.90%
17.15%
16.43%
8.00%






		We have traditionally been well-capitalized with ratios well above required levels and, we expect equity capital to continue to exceed regulatory guidelines and industry averages.

		Certain ratios are useful in measuring the ability of a company to generate capital internally.  The following chart indicates the growth in equity capital for the past three years.


2001
2000
1999
Equity capital at December 31 before FAS 115 adjustments and reduced by intangible assets (000 omitted)
$ 13,035
$ 12,521
$ 12,167
Equity capital as a percent of assets at December 31
10.08%
10.12%
10.23%
Return on average assets
0.78%
0.78%
0.79%
Return on average equity
7.74%
7.67%
7.53%
Cash dividend payout ratio
50.14%
47.76%
44.28%

STOCK MARKET ANALYSIS AND DIVIDENDS

		Our common stock is traded inactively in the over-the-counter market.  As of December 31, 2001, the approximate number of shareholders of record was 464.


2001

2000


Market Price
Cash
Dividend
Market Price
Cash
Dividend
All stock prices and dividends reflect
the 2-for-1 stock split effective on
September 1, 2000
HI
LOW

HI
LOW

First Quarter
$ 24.75 - $ 24.75
$ 0.11
$ 27.50 - $ 24.63
$ 0.10
Second Quarter
$ 25.00 - $ 24.50
$ 0.12
$ 27.50 - $ 25.00
$ 0.11
Third Quarter
$ 25.00 - $ 23.00
$ 0.13
$ 27.50 - $ 24.50
$ 0.12
Fourth Quarter
$ 25.00 - $ 23.00
$ 0.27
$ 25.00 - $ 25.00
$ 0.24






EX-27


9



12-MOS
DEC-31-2001
DEC-31-2001
5,401
2,573
6,000
0
19,554
1,115
1,088
91,050
882
132,161
111,962
0
1,407
5,403
0
0
252
13,136
132,161
7,141
1,263
364
8,768
4,343
4,677
4,091
144
18
3,425
1,261
1,261
0
0
1,005
1.26
1.26
3.45
492
273
860
0
811
109
36
882
882
0
49