Form 10-Q
period 2002-03-31
FNB FINANCIAL CORP /PA/
filed 2002-05-14
CIK 820222

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549-1004

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

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

             Class              Outstanding at March 31, 2002
(Common stock, $0.315 par value)	800,000



	FNB FINANCIAL CORPORATION

	INDEX


                            Page
PART I  -  FINANCIAL INFORMATION

	Condensed consolidated balance sheets -
	  March 31, 2002 and December 31, 2001                 4

	Condensed consolidated statements of income -
	  Three months ended March 31, 2002 and 2001           5

      Condensed consolidated statements of comprehensive
        income                                       -
        Three months ended March 31, 2002 and 2001          6

	Condensed consolidated statements of cash flows -
	  Three months ended March 31, 2002 and 2001           7

	Notes to condensed consolidated financial
	  statements                                          8-9

	Management's discussion and analysis of financial
	  condition and results of operations                10-11


PART II  -  OTHER INFORMATION                               13

	Signatures                                             14

	Exhibits                                             15-17






















	PART I - FINANCIAL INFORMATION


FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS




March 31,
2002
December 31,
2001

(unaudited)
(audited*)
ASSETS:


Cash and Due from
$   3,948,414
$   5,400,929
Interest-bearing deposits with banks
2,249,938
2,572,574
Investment Securities


Held-to-maturity (Market value - 2002 $ 1,027,510;
2001 $ 1,088,459)
1,073,983
1,114,764
Available-for-sale
18,310,210
19,554,290
Federal Reserve, Atlantic Central Banker's Bank and
Federal Home Loan Bank Stock
501,700
833,700
Federal Funds Sold
6,000,000
6,000,000
Loans
92,842,360
91,050,008
Less:  Allowance for loan losses
(      884,400)
(      882,330)
Loans, net
91,957,960
90,167,678
Bank building, equipment, furniture and fixtures, net
2,848,115
2,914,416
Accrued interest receivable
672,045
619,464
Deferred income tax charges
254,110
160,529
Other real estate owned
83,318
103,568
Cash surrender value of life insurance
2,336,102
2,313,129
Other assets
      489,296
      405,475
Total Assets
$ 130,725,191
$ 132,160,516
LIABILITIES :


Deposits:


Demand deposits
$  13,385,572
$  13,343,930
Savings deposits
30,999,098
32,659,787
Time certificates
65,755,610
65,647,473
Other time deposits
      530,907
      311,190
Total deposits
110,671,187
111,962,380
Accrued interest payable & other liabilities
1,099,865
1,190,681
Liability for other borrowed funds
5,402,040
5,403,458
Dividends payable
       96,000
      216,000
Total Liabilities
  117,269,092
  118,772,519
STOCKHOLDERS' EQUITY:


Capital stock, Common, par value $ 0.315; 6,000,000
shares authorized; 800,000 outstanding
252,000
252,000
Additional paid-in capital
1,789,833
1,789,833
Retained earnings
11,308,077
11,124,857
Accumulated other comprehensive income
      106,189
      221,307
Total Stockholders' Equity
   13,456,099
   13,387,977
Total Liabilities & Stockholders' Equity
$ 130,725,191
$ 132,160,516



*Condensed from audited financial statements.




The accompanying notes are an integral part of these condensed financial statements.


FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2002 and 2001
(UNAUDITED)



2002
2001
Interest & Dividend Income


Interest & fees on loans
$ 1,738,041
$ 1,781,087
Interest on investment securities:


Obligations of other U.S. Government Agencies
140,650
289,655
Obligations of State & Political Subdivisions
107,289
100,166
Interest on deposits with banks
16,434
19,258
Dividends on Equity Securities
8,955
16,286
Interest on federal funds sold
     24,290
     38,440
Total Interest & Dividend Income
  2,035,659
  2,244,892



Interest Expense


Interest on deposits
898,188
1,153,683
Interest on Other Borrowed Money
     84,194
     81,781
Total interest expense
    982,382
  1,235,464
Net interest income
1,053,277
1,009,428
Provision for loan losses
     30,000
     36,000
Net interest income after provision for loan losses
  1,023,277
    973,428



Other income


Service charges on deposit accounts
71,200
49,842
Other service charges, collection & exchange charges,
commissions and fees
53,825
62,404
Gain/(loss) on Sale of Other Real Estate
0
(    10,887)
Other income
55,843
41,809
Net Securities gains/(losses)
      8,025
      6,235
Total other income
    188,893
    149,403



Other expenses
    853,134
    844,473
Income before income taxes
359,036
278,358
Applicable income taxes
     79,816
     41,103
Net income
$   279,220
$   237,255
Earnings per share of Common Stock:


Net income per share
$ 0.35
$ 0.30
Cash dividend declared per share
$ 0.12
$ 0.11
Weighted average number of shares outstanding
800,000
800,000










The accompanying notes are an integral part of these condensed financial statements.


FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2002 and 2001
(UNAUDITED)





2002
2001



Net income
$  279,220
$  237,258
Other Comprehensive income:


Gross unrealized holding gains (losses)
(   166,396)
406,296
Reclassification adjustment for (gains) losses
realized in net income
(     8,025)
(     6,235)
Net unrealized holding gains (losses) before
taxes
(   174,421)
400,061
Tax effect
    59,303
(   136,021)
Other comprehensive income (loss)
(   115,118)
   264,040



Comprehensive Income
$  164,102
$  501,928


































The accompanying notes are an integral part of these condensed financial statements.


	FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2002 and 2001



(UNAUDITED)

2002
2001
Cash flows from operating activities:


Net income
$   279,220
$   237,255
Adjustments to reconcile net income to net
cash provided by operating activities:


Depreciation & amortization
60,596
72,103
Provision for loan losses
30,000
36,000
Net (gain)/loss on sales of investments
(      8,025)
(      6,235)
(Increase) decrease in accrued interest
receivable
(     52,581)
91,233
(Gain)/Loss on Disposal of Other Real
Estate
0
10,887
Deferred Income Taxes
(      2,675)
(     17,781)
Increase (decrease) in accrued interest
payable and other liabilities
(     90,816)
 105,132
Increase in cash value of insurance
(     22,973)
 (26,444)
Increase in other assets
(    115,423)
    167,594)
Net cash provided (used)by operating activities
      77,323
    334,556
Cash flows from investing activities:


Net (increase) decrease in interest-bearing
deposits with banks
322,636
(  1,072,946)
Purchases of Available-for-sale securities
(    119,560)
(    635,000)
Proceeds from maturities and calls of
securities
1,189,875
3,372,170
Proceeds from sale of available for sale
securities
48,150
22,970
Net (increase) decrease in loans
(  1,820,282)
(  1,430,050)
Proceeds from sale of Other real estate owned
20,250
34,463
Purchases of bank premises & equipment (net)
(      6,365)
(     54,144)
Proceeds from Sale of Furniture & Fixtures
12,069
0
Sale of other bank stock
     332,000
           0
Net cash provided (used) by investing activities
(     21,227)
     237,463
Cash flows from financing activities:


Net increase (decrease) in deposits
(  1,291,193)
3,017,735
Net increase (decrease) in Other borrowings
(      1,418)
(    769,327)
Cash dividends paid
(    216,000)
(    192,000)
Net cash provided (used) by financing activities
(  1,508,611)
   2,056,408
Net increase (decrease) in cash & cash
equivalents
(  1,452,515)
 2,628,427
Cash & cash equivalents, beginning balance
  11,400,929
   4,020,479
Cash & cash equivalents, ending balance
$  9,948,414
$  6,648,906









The accompanying notes are an integral part of these condensed financial statements.



FNB FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)

REVIEW OF INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements as of and for the three month periods ended March 31, 2002 and 2001 have been reviewed by independent certified public accountants. The report on their review is attached as Exhibit 99 to this 10-Q.

NOTE 1 - BASIS OF PRESENTATION

	The financial information presented at and for the three months ended March 31, 2002 and March 31, 2001 is unaudited. Information presented at December 31, 2001, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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


NOTE 5 - OTHER COMMITMENTS

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




FNB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net income for the first three months of 2002 was $ 279,220, compared to $ 237,255 for the first three months of 2001. This represents an increase of $ 41,965 or 17.7% from 2001. Net income on an adjusted per share basis for the first three months of 2002 was $ 0.35 which is an increase of $ 0.05 from the $ 0.30 per share for the three months ended March 31, 2001.

Total interest and dividend income for the first three months of 2002 was $ 2,035,659 compared to $ 2,244,892 for the first three months of 2001, a decrease of $ 209,233.

This decrease was due primarily to the downward trend of effective yields on earning assets as rates continue to be well below yields realized in the first quarter of 2001. Although the loan portfolio has grown by $ 7,500,372 or 8.8% over totals at the end of the first quarter of 2001, the decreasing interest rate environment along with a shift of earning assets from investments to Federal funds has resulted in a 9.3% decrease in total interest income from first quarter of 2001.

Due to the depressed interest rate environment, investment securities with call features have been exercised by the issuer resulting in excess funds being invested in lower yielding federal funds until such time as they can be invested in loans or other securities.

In order to sustain desired net interest margins, deposit rates were lowered to decrease our funding costs.

Interest expense for the three months ended March 31, 2002, was $ 982,382, a decrease of $ 253,082 from the $ 1,235,464 for the same period in 2001. Total deposits increased $ 4,020,964 from totals at March 31, 2001. This increase was concentrated in demand deposit accounts which represent our lowest cost of funds. This coupled with the aforementioned general reduction in deposit rates decreased the cost of funds enough to more than compensate for the decrease in interest income and allowed us to produce a slightly higher net interest income over first quarter 2001.

The tax-adjusted net interest margin has decreased 27 basis points to 3.40% for the first three months of 2002 from that of the first three months of 2001 which was 3.67%. Management will continue to competitively price its loan and deposit products while maintaining desired net interest spreads.

Total noninterest income for the first three months of 2002 increased $ 39,490 over totals for the first quarter of 2001 due to security gains, trust referral income and net earnings from the Company's investment in CBIA, which is a joint venture with several other community banks to provide property and casualty insurance products.  Operating expenses for the period ended
March 31, 2002, were $ 853,134, a $ 8,661 increase from the operating expenses incurred for the same period in 2001 of $ 844,473. This increase was mainly the result of a increases in wages and benefits.

Our income tax provision for the first three months of 2002 was $ 79,816 as compared to $ 41,103 for the first three months of 2001. We continue to operate with a marginal tax rate of 34% during the first quarter of 2002. The effective income tax rate for the first three months of 2002 was 22.23% a 7.46% increase compared to 14.77% for the first three months of 2001.

Total assets as of March 31, 2002, were $ 130,725,191, a decrease of $ 1,435,325 from the period ending December 31, 2001, representing a decrease of 1.1%. This decrease was primarily due to a 1.3 million decrease in deposits during the first quarter of 2002 which was anticipated as a result of adjusting rates downward. Loans as of March 31, 2002, were $ 92,842,360 compared to $ 91,050,008 as of December 31, 2001, an increase of $ 1,792,352 or 2.0%, a result of commercial loan settlements.
The allowance for loan losses at the end of the three months was $ 884,400 compared to $ 882,330 at year end 2001. The provision for loan losses for the first three months of 2002 was $ 30,000 compared to $ 36,000 for the first three months of 2001.

Total equity as of March 31, 2002, was $ 13,456,099, 10.29% of total assets, as compared to $ 13,387,997, 10.13% of total assets as of December 31, 2001.

The Company's risk based capital ratios continue to exceed regulatory minimum requirements.


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




						/s/John C. Duffey
						(John C. Duffey, President
						 and Director of the Company and
						 President/CEO of the Bank)
						(Duly Authorized Officer)



Date May 7, 2002			/s/Dale M. Fleck
						(Dale M. Fleck
	Controller of the Bank
Principal Financial &
Accounting Officer)




EX-27
ARTICLE 9 FDS FOR 10-Q

9
1,000


3-MOS
DEC-31-2002
MAR-31-2002
3,948
2,250
6,000
0
18,310
1,074
1,028
92,842
884
130,725
110,671
0
1,196
5,402
252
0
0
13,204
130,725
1,738
257
41
2,036
898
982
1,054
30
8
853
359
359
0
0
279
..35
..35
3.40
594
1,079
0



860
882
36
8
884
884
0
0






EXHIBIT 99
INDEPENDENT ACCOUNTANT'S REPORT




Board of Directors
FNB Financial Corporation
McConnellsburg, Pennsylvania


	We have reviewed the accompanying consolidated balance sheet of FNB Financial Corporation and Subsidiary as of March 31, 2002 and the related consolidated statements of income for the three month periods ended March 31, 2002 and 2001 and consolidated statements of comprehensive income for the three months ended
March 31, 2002 and 2001 and consolidated statements of cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the corporation's management.

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



					SMITH ELLIOTT KEARNS & COMPANY, LLC
					/s/ Smith Elliott Kearns & Company, LLC




Chambersburg, Pennsylvania
May 7, 2002




Page 14 of 17
Page 15 of 17