Form 10-Q/A
period 2002-03-31
FNB FINANCIAL CORP /PA/
filed 2002-07-26
CIK 820222

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

	   Signatures                                         14

 	   Exhibits                                        15-17






















	      PART I - FINANCIAL INFORMATION


      FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS


				  March 31,		 December 31,
				    2002		    2001
				(unaudited)	 	  (audited*)
ASSETS:


Cash and Due from 		$   3,948,414		$   5,400,929
Interest-bearing deposits
   with banks			    2,249,938		    2,572,574
Investment Securities
   Held-to-maturity (Market
      value - 2002 $ 1,027,510;
      2001 $ 1,088,459)		    1,073,983		    1,114,764
Available-for-sale	           18,310,210		   19,554,290
Federal Reserve, Atlantic
   Central Banker's Bank and
   Federal Home Loan Bank Stock       501,700                 833,700
Federal Funds Sold		    6,000,000               6,000,000
Loans 				   92,842,360		   91,050,008
Less:  Allowance for loan
   losses			(     884,400)		(     882,330)
Loans, net			   91,957,960		   90,167,678
Bank building, equipment,
   furniture and fixtures, net 	    2,848,115               2,914,416
Accrued interest receivable           672,045                 619,464
Deferred income tax charges	      254,110		      160,529
Other real estate owned		       83,318		      103,568
Cash surrender value of
   life insurance		    2,336,102		    2,313,129
Other assets			      489,296		      405,475
      Total Assets		$ 130,725,191		$ 132,160,516

LIABILITIES :
Deposits:
Demand deposits			$  13,385,572		$  13,343,930
Savings deposits		   30,999,098		   32,659,787
Time certificates		   65,755,610		   65,647,473
Other time deposits		      530,907		      311,190
Total deposits			  110,671,187		  111,962,380
Accrued interest payable
   & other liabilities		    1,099,865		    1,190,681
Liability for other
   borrowed funds		    5,402,040		    5,403,458
Dividends payable		       96,000	              216,000
Total Liabilities		  117,269,092		  118,772,519

STOCKHOLDERS' EQUITY:
Capital stock, Common, par
   value $ 0.315; 6,000,000
   shares authorized; 800,000
   outstanding			      252,000		      252,000
Additional paid-in capital	    1,789,833		    1,789,833
Retained earnings		   11,308,077		   11,124,857
Accumulated other comprehensive
   income		              106,189		      221,307
Total Stockholders' Equity	   13,456,099		   13,387,977
Total Liabilities & Stockholders'
   Equity			$ 130,725,191		$ 132,160,516



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


          FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
        	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	          Three Months Ended March 31, 2002 and 2001

							(UNAUDITED)
						    2002	   2001
Cash flows from operating activities:
   Net income					$   279,220	$   237,255
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation & amortization		     60,596	     72,103
      Provision for loan losses			     30,000	     36,000
      Net (gain)/loss on sales of investments	(     8,025)	(     6,235)
      (Increase) decrease in accrued interest
         receivable				(    52,581)	     91,233
      (Gain)/Loss on Disposal of Other Real
	 Estate  					  0	     10,887
      Deferred Income Taxes 			(     2,675)	(    17,781)
      Increase (decrease) in accrued interest
 	 payable and other liabilities		(    90,816)	    105,132
      Increase in cash value of insurance	(    22,973)	(    26,444)
      Increase in other assets			(   115,423)	(   167,594)
Net cash provided (used)by operating activities	     77,323	    334,556
Cash flows from investing activities:
   Net (increase) decrease in interest-bearing
      deposits with banks			    322,636	( 1,072,946)
   Purchases of Available-for-sale securities	(   119,560)	(   635,000)
   Proceeds from maturities and calls of
      securities				   1,189,875	  3,372,170
   Proceeds from sale of available for sale
      securities				      48,150 	     22,970
   Net (increase) decrease in loans	        (  1,820,282)	( 1,430,050)
   Proceeds from sale of Other real estate
      owned					      20,250	     34,463
   Purchases of bank premises & equipment (net)	(      6,365)	(    54,144)
   Proceeds from Sale of Furniture & Fixtures	      12,069	          0
   Sale of other bank stock		             332,000	          0
Net cash provided (used) by investing activities(     21,227)	    237,463
Cash flows from financing activities:
   Net increase (decrease) in deposits		(  1,291,193)	  3,017,735
   Net increase (decrease) in Other borrowings  (      1,418)	(   769,327)
   Cash dividends paid				(    216,000)	(   192,000)
Net cash provided (used) by financing activities(  1,508,611)	  2,056,408
Net increase (decrease) in cash & cash
   equivalents					(  1,452,515)	  2,628,427
Cash & cash equivalents, beginning balance	  11,400,929	  4,020,479
Cash & cash equivalents, ending balance 	$  9,948,414	$ 6,648,906



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




						/s/John C. Duffey
						(John C. Duffey, President
						 and Director of the Company and
						 President/CEO of the Bank)
						(Duly Authorized Officer)



Date July 26, 2002		        	/s/Dale M. Fleck
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