Form 10-Q/A
period 2001-12-31
FNB FINANCIAL CORP /PA/
filed 2002-07-30
CIK 820222

SECURITIES AND EXCHANGE COMMISSION PRIVATE
                      WASHINGTON, D.C.  20549-1004

                               FORM 10-K/A

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


						  FNB FINANCIAL CORPORATION
						       (Registrant)

						/s/John C. Duffey   7/29/2002
						John C. Duffey         Date
						Director and President of the
						Corporation
						President & CEO of the Bank
						(Principal Executive Officer)


Page 16 of 17 Pages

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/H. Lyle Duffey		7/29/2002	  /s/Henry W. Daniels	  7/29/2002
H. Lyle Duffey         	  Date      Henry W. Daniels          Date
Director, Chairman                 	Director, Vice Chairman


/s/John C. Duffey		7/29/2002	  /s/Harry D. Johnston	  7/29/2002
John C. Duffey          	  Date      Harry D. Johnston, D. O.  Date
Director, President               	Director, Vice President


/s/Patricia A. Carbaugh	7/29/2002	  /s/Lonnie W. Palmer     7/29/2002
Patricia A. Carbaugh    	  Date	  Lonnie W. Palmer          Date
Director


/s/Harvey J. Culler	7/29/2002	  /s/D.A. Washabaugh, III 7/29/2002
Harvey J. Culler       	  Date      D. A. Washabaugh, III     Date
Director               	Director


/s/Paul T. Ott		7/29/2002	  /s/Terry L. Randall	  7/29/2002
Lonnie W. Palmer     	  Date  	Terry L. Randall	Date
Director	Director

/s/Craig E. Paylor	7/29/2002
Craig E. Paylor	  Date
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

						  -2-


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

							-3-

			FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

			CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
				Years Ended December 31, 2001, 2000, and 1999

												Accumulated
							 Additional			   Other	         Total
					  Common	  Paid-in	 Retained	Comprehensive	Stockholders'
					  Stock	  Capital	 Earnings	  Income (Loss)	   Equity

Balance, December 31, 1998	  252,000	 1,789,833	  9,621,863	     252,870	  11,916,566

Comprehensive income:
	Net income                      0	         0	    903,282            0	     903,282
	Changes in unrealized gain
	  (loss) on securities
	  available for sale, net
	  of taxes of ($ 628,026)	  0	         0	          0	(  1,219,111)	(  1,219,111)
Total comprehensive income (loss)									(    315,829)

	Cash dividends declared on
	  common stock ($ .50
	  per share)	              0	         0	(   400,000)	      0	(    400,000)

Balance, December 31, 1999	  252,000	 1,789,833	 10,125,145	(     966,241)	  11,200,737

Comprehensive income:
	Net income                      0            0	    954,581	            0	     954,581
	Changes in unrealized gain
	  on securities available for
	  sale, net of taxes of
	  $ 437,213	                    0	         0	          0	      848,709	     848,709
Total comprehensive income					                                 1,803,290

	Cash dividends declared on
	  common stock ($ .57
	  per share)	              0	         0	(   456,000)	      0	(    456,000)

Balance, December 31, 2000	$ 252,000	 1,789,833 $ 10,623,726	($    117,532)	$ 12,548,027

Comprehensive income:
	Net income	                    0	         0	  1,005,131	            0	   1,005,131
	Changes in unrealized gain
	  on securities available for
	  sale, net of taxes of
	  $ 174,553	                    0	         0	          0	      338,839	     338,839
Total comprehensive income					                                 1,343,970

	Cash dividends declared on
	  common stock ($ .63
	  per share)	              0	         0	(   504,000)	      0	(    504,000)

Balance, December 31, 2001	$ 252,000  $ 1,789,833 $ 11,124,857	  $   221,307     $ 13,387,997

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

	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingentassets and liabilities at the date of the financial statements and the reportedamounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

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

	Investment Securities

In accordance with Statement of Financial Accounting Standards Number 115 (SFAS 115)the Corporation's investments in securities are classified in three categories and accounted for as follows:

	-	Trading Securities.  Securities held principally for resale in the
		near term are classified as trading securities and recorded at their
		fair values.  Unrealized gains and losses on trading securities are
		included in other income.

      -	Securities to be Held to Maturity.  Bonds and notes for which the
		Corporation has the positive intent and ability to hold to maturity
		are reported at cost, adjusted for amortization of premiums and
		accretion of discounts which are recognized in interest income
		using the interest method over the period to maturity.
	-	Securities Available for Sale.  Securities available for sale
		consist of equity securities, and bonds and notes not classified as
		trading securities nor as securities to be held to maturity.  These
		are securities that management intends to use as a part of its asset
		and liability management strategy and may be sold in response to
		changes in interest rates, resultant prepayment risk and other
		related factors.  Unrealized holding gains and losses, net of tax,
		on securities available for sale are reported as a net amount in
		other comprehensive income until realized. Gains and 	losses on the
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

	Loans and Allowance for Possible Loan Losses

Loans are stated at the amount of unpaid principal, reduced by unearned discount, deferred loan origination fees, and an allowance for loan losses. Unearned discounton installment loans is recognized as income over the terms of the loans by the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Amortization of premiumsand accretion of discounts on acquired loans are recognized in interest income using the interest method over the period to maturity. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

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

A loan is considered impaired when, based on current information and events, it isprobable that scheduled collections of principal or interest will not be made according to the contractual terms of the loan agreement. Impairment is measuredon a loan-by-loan basis (except for consumer loans, which are collectively evaluated) by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the underlying collateral.

Interest income generally is not recognized on specific impaired loans unless thelikelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received.

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

	Earnings Per Share

Earnings per common share were computed based upon weighted average shares of common stock outstanding of 800,000 for 2001, 2000, and 1999 after giving retroactive recognition to a two-for-one stock split issued September 1, 2000.

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

The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

	-	Cash and Short-Term Instruments.  The carrying amounts of cash
		and short-term instruments approximate their fair value.

	-	Securities to be Held to Maturity and Securities Available for
		Sale.  Fair values for investment securities are based on quoted
	      market prices.

Note 1.	Significant Accounting Policies (Continued)

	-	Loans Receivable.  For variable-rate loans that reprice frequently
		and have no significant change in credit risk, fair values are based
		on carrying values. Fair values for fixed rate loans are estimated
		using discounted cash flow analyses, using interest rates currently
		being offered for loans with similar terms to borrowers of similar
		credit quality.  Fair values for impaired loans are estimated using
		discounted cash flow analyses or underlying collateral values,
		where applicable.

	-	Deposit Liabilities.  The fair values disclosed for demand deposits
		are, by definition, equal to the amount payable on demand at the
		reporting date (that is, their carrying amounts).  The carrying
		amounts of variable-rate certificates of deposit, and fixed-term
		money market accounts approximate their fair values at the reporting
		date.  Fair values for fixed-rate certificates of deposit and IRA's
		are estimated using a discounted cash flow calculation that applies
		interest rates currently being offered to a schedule of aggregated
		expected monthly maturities on time deposits.

	-	Short-Term Borrowings.  The carrying amounts of federal funds
		purchased, borrowings under repurchase agreements, and other
		short-term borrowings maturing within 90 days approximate their fair
		values.  Fair values of other short-term borrowings are estimated
		using discounted cash flow analyses based on the Corporation's current
		incremental borrowing rates for similar types of borrowing arrangements.

	-	Long-Term Borrowings.  The fair value of the Corporation's long-term
		debt is estimated using a discounted cash flow analysis based on the
		Corporation's current incremental borrowing rate for similar types
		of borrowing arrangements.

	-	Accrued Interest.  The carrying amounts of accrued interest approximate
		their fair values.

	-	Off-Balance-Sheet Instruments.  The Corporation generally does not
		charge commitment fees.  Fees for standby letters of credit and other
		off-balance-sheet	instruments are not significant.

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

The components of the change in net unrealized gains (losses) on securities were as follows:

									2001		2000	 	 1999
Gross unrealized holding gains (losses) arising
  during the year						  $  531,378  $ 1,285,448  ($ 1,797,482)
Reclassification adjustment for (gains)/losses
  realized in net income				(     17,986)         474  (     49,655)
Net unrealized holding gains (losses) before taxes   513,392    1,285,922  (  1,847,137)
Tax effect							(    174,553)(    437,213)	  628,026
Net change							  $  338,839  $   848,709  ($ 1,219,111)

-11-


Note 2.	Investment Securities

The amortized cost and fair values of investment securities available for sale at December 31 were:

								     Gross		 Gross
						   Amortized   Unrealized    Unrealized	   Fair
						      Cost	     Gains	       Losses	   Value

	         								2001
	Obligations of other U.S.
	  Government agencies		 $  7,838,868  $ 214,912    ($   2,034)   $  8,051,746
	Obligations of states and
	  political subdivisions	    9,849,481    165,522    (   52,136)	   9,957,867
	Mortgage-backed securities     	693,173      3,509    (      539)  	     696,143
	SBA Loan Pool certificates	      663,184	 2,704    (    2,356)	     663,532
	Equities in local bank stock	      179,271     18,231    (   12,500)	     185,002
		Totals			 $ 19,218,977  $ 404,878    ($  69,565)   $ 19,554,290

										2000
	Obligations of other U.S.
	  Government agencies		 $ 16,669,612  $ 254,301    ($ 440,093)	$ 16,483,820
	Obligations of states and
	  political subdivisions	    8,392,131	55,935    (   46,492)	   8,401,574
	Mortgage-backed securities		881,099        382    (    3,343)	     878,138
	SBA Loan Pool certificates	      793,610	   854    (    5,897)	     788,567
	Equities in local bank stock	      210,148     15,219    (    8,945)	     216,422
		Totals			 $ 26,946,600  $ 326,691    ($ 504,770)	$ 26,768,521

The amortized cost and fair values of investment securities held to maturity at December 31 were:

								     Gross		 Gross
						   Amortized   Unrealized    Unrealized	   Fair
						      Cost	     Gains	       Losses	   Value

	         								2001

	SBA loan pool certificates	$     551,033  $   2,255   ($     3,111)	$    550,177
	Obligations of other U.S.
	  government agencies	            563,731          0   (     25,448)       538,283
		Totals	 		$   1,114,764  $   2,255   ($    28,559)	$  1,088,460

										2000
	SBA loan pool certificates	$     682,099  $     971   ($     8,494)	$    674,576
	Obligations of other U.S.
	  government agencies	            525,736	     0   (     64,341)       461,395
		Totals	            $   1,207,835  $     971   ($    72,835)	$  1,135,971

The amortized cost and fair values of investment securities available for sale and held to maturity at December 31, 2001 by contractual maturity, are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.



-12-


Note 2.	Investment Securities (Continued)

						 Securities Available			    Securities Held
					- - - - - - for Sale - - - - - -	- - - - - - to Maturity- - - - - -
					  Amortized 		Fair		  Amortized 		Fair
			 		    Cost			Value		     Cost		      Value

	Due in one year or less	 $   1,175,532	$   1,185,461	$           0	$           0
	Due after one year but
	  less  than five years	    5,630,260         5,792,830			0			0
	Due after five years but
	  less than ten years	    7,298,957	    7,460,695			0			0
	Due after ten years	    3,578,600	    3,570,627	      563,731	      538,283
					   17,683,349	   18,009,613	      563,731	      538,283
	Mortgage-backed securities	693,173		696,143			0			0
	SBA loan pool certificates	663,184		663,532		551,033		550,177
	Equities in local bank stock  179,271	      185,002	            0                 0
		Totals		 $ 19,218,977	 $ 19,554,290	  $ 1,114,764	  $ 1,088,460

Proceeds from sales of investment securities available for sale during 2001 were $ 38,720. Gross losses on these sales were $ 0 and gross gains were $ 7,843. Related taxes were $ 2,667.

There were no sales of investment securities available for sale during 2000.

Proceeds from sales of investment securities available for sale during 1999 were $ 1,151,501. Gross losses on these sales were $ 4,101 and gross gains were $ 53,756. Related taxes were$ 16,883.

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

							Due Over
							 1 But
					Due Within	Within 5	Due Over	Nonaccruing
					  1 Year	 Years	5 Years	   Loans      Total
Loans at pre-determined
   interest rates			$   2,567	$ 11,261	$ 30,973	  $ 181	$ 44,982
Loans at floating or
   adjustable interest rates	   14,285	   4,483	  27,311	    310	  49,389
	Total (1)			$  16,852	$ 15,744	$ 58,284	  $ 491	$ 91,371

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

Note 15.	Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments were as follows at December 31:

	                                      - - - - - 2001 - - - - - - 	  - - - - 2000 - - - -
                                            Carrying	          Fair	  Carrying	    Fair
  	                                       Amount	          Value	   Amount	    Value

	FINANCIAL ASSETS
		Cash and due from banks		$  5,400,929	$ 5,400,929	$ 4,020,479	$ 4,020,479
		Federal funds sold		   6,000,000	  6,000,000	          0	          0
		Interest-bearing deposits in
               banks	                     2,572,574	  2,589,534	    778,546	    780,309
		Securities available for sale	  19,554,290	 19,554,290	 26,768,521	 26,768,521
		Securities to be held to
               maturity	                     1,114,764	  1,088,460	  1,207,835	  1,135,971
		Other bank stock	                 833,700	    833,700	    833,700	    833,700
		Loans receivable	              90,167,678	 92,256,899	 83,112,173	 82,085,602
		Accrued interest receivable	     619,464	    619,464	    789,393	    789,393

	FINANCIAL LIABILITIES
		Time certificates	              65,647,473	 67,998,882	 62,129,564	 62,963,904
		Other deposits		        46,314,907	 46,314,907	 41,502,924	 41,502,924
		Accrued interest payable	     586,433	    586,433	    677,632	    677,632
		Liability for borrowed funds	   5,403,458	  5,763,175	  6,176,901	  6,578,604

Note 16.	Liability for Borrowed Funds

Included in liabilities for borrowed funds at December 31 are borrowings from The Federal Home Loan Bank as follows:

			  Advance		Principal Outstanding      Interest    Maturity
      Type 		  Amount           2001		    2000  	     Rate	     Date

Convertible (1)	$ 2,250,000	  $ 2,250,000	$ 2,250,000	     6.23%	    8/30/10
Convertible (1)     2,000,000     2,000,000       2,000,000      5.83       8/10/10
Convertible (1) 	    500,000       500,000         500,000      5.98       7/21/10
Convertible (1)	    500,000	      500,000	    500,000	     6.54	    7/12/10
Credit Line		 17,750,000 	      0	    768,000	  1.88 - 6.63  12/31/02
CIP/Term (2)	    175,000	      153,458         158,901	     6.64	    7/14/17
					  $ 5,403,458	$ 6,176,901

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
								$   153,458

The total maximum borrowing capacity from Federal Home Loan Bank at December 31, 2001 was $ 44,807,000. Collateral for borrowings at the Federal Home LoanBank consists of various securities and the Corporation's 1-4 family mortgages with a total value of approximately $ 51,191,000.

Note 17.	Operating Lease

The Corporation leases its Hancock, Maryland office. 	The original lease term
is ten years with three separate successive options to extend the lease for a term of five years each. Monthly rent is $ 1,800 and the lessee pays a proportionate share of other operating expenses. For the years ended
December 31,2001, 2000, and 1999 rent expense under this operating lease was $ 21,600 for each year. Required lease payments for the next five years are as follows:

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

  			FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

			  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
			    EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL
					   Years Ended December 31


	- - - - - -2001 - - - - - -	- - - - - -2000 - - - - - -	- - - - - -1999 - - - - - -
					  Average			      Average			      Average
	(000 omitted)	        Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
     ASSETS

Interest bearing
  deposits with banks
  and federal funds sold	$    8,614	$    305	3.54%	$   1,200	$      72	6.00%	$    2,975	$    148	4.98%
Investment securities	          24,037     1,322	5.50%	   30,571	    1,780	5.82%	    33,114	   1,887	5.70%
Loans			                86,059	   7,141	8.30%	   80,900	    6,903	8.53%	    68,773	   5,767	8.39%
	Total interest
	  earning assets	         118,710	   8,768	7.39%	  112,671	  $ 8,755	7.77%	   104,862	$  7,802	7.44%
Cash and due from
  banks				     3,342				    3,746			           3,467
Bank premises and
  equipment		                 3,017				    3,072		   		     3,213
Other assets		     	     4,158			          3,200			           2,776
	Total assets	       $ 129,227			      $ 122,689			       $ 114,318


     LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing
  transaction accounts		$   8,118	$     94	1.16%	$   8,148	$     109	1.34%	 $   8,985	$   140	1.56%
Money market deposit
  accounts			         11,830	     366	3.09%	    8,460	      332	3.92%	     7,556	    251	3.32%
Other savings deposits	         10,995	     215	1.96%	   11,095	      256	2.31%	    11,770	    270	2.29%
All time deposits	               65,214	   3,669    5.63%	   61,863	    3,544	5.73%	    60,916	  3,369	5.53%
Liability for borrowed
  funds			          5,410	     333	6.16%	    7,468	      456	6.11%	     1,460	     89	6.10%
	Total interest
	  bearing
	  liabilities	        101,567	   4,677	4.60%	   97,034	$   4,697	4.84%	    90,687	$ 4,119	4.54%
Demand deposits	               13,399	  			   12,047		   		    10,849
Other liabilities		          1,274			          1,149			             786
	Total liabilities	        116,240			        110,230			         102,322
Stockholders' equity	         12,987			         12,459			          11,996
	Total liabilities
	  and stockholders'
	  equity	            $ 129,227			      $ 122,689			       $ 114,318

Net interest income/net
  interest margin			             $ 4,091	3.45%		        $ 4,058	3.59%		      $ 3,683	3.51%


               FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                            CHANGES IN NET INTEREST INCOME

					- - - - 2001 Compared to 2000 - - - -	- - - - 2000 Compared to 1999 - - - -
										     Total						 Total
						Average	Average	   Increase	     Average	Average	Increase
	(000 omitted)			 Volume	 Rate		  (Decrease)	Volume	  Rate     (Decrease)

Interest Income
	Interest bearing deposits
	with banks and
	federal funds sold		$  445	($ 212) 	     $ 233	     ($   88)	$   12	($    76)
   Investment securities   	     (   380)	(   78)	    (  458)	     (   144)	    37	(    107)
   Loans		  		   	   440	(  202)	  	 238	 	 1,017	   119	   1,136

		Total interest income	$  505	($ 492)	     $  13		$  785	$  168	 $   953


Interest Expense
	Interest bearing
	  transaction accounts		$    0	($  15)	    ($  15)	     ($   13)    ($   18)	($    31)
	Money market
	  deposit accounts		   132	(   98)	        34	          30	    51	      81
	Other savings		     (     2)	(   39)	    (   41)	     (    15)	     1	(     14)
	All time deposits	  	  	   192	(   67)	       125            52    	   123	     175
	Liability for borrowed
	   funds			     (   126)	     3	    (  123)	         366	     1	     367

		Total interest
		   expense			$  196	($ 216)	    ($  20)		$  420	 $ 158	 $   578

		Net interest income					     $  33						 $   375

				FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

						MATURITIES OF INVESTMENT SECURITIES
							  December 31, 2001


The following table shows the maturities of investment securities at amortized cost as of December 31, 2001, and weighted average yields of such securities. Yields are shown on a taxable equivalent basis, assuming a 34% federal income tax rate.


(000 omitted)
						Within 1 	 1-5		5-10		Over 10
						  Year	Years		Years		 Years	Total
Obligations of other U.S.
Government agencies:
	Amortized cost			$ 550		$ 3,401	$ 3,200	$ 1,252	$  8,403
	Yield					  5.22%	   5.70%	   6.20%	   6.97%	    6.05%

Obligations of state and
political subdivisions:
	Amortized cost			  625		  2,230	  4,100	  2,890	   9,845
	Yield					  5.26%	   5.34%	   7.12%	   7.15%	    6.61%

Mortgage-Backed securities
and SBA Guaranteed Loan
Pool Certificates (1):
	Amortized cost			    0		     91	     41	  1,775	   1,907
	Yield				          0%	   6.64%	   5.73%	   4.55%	    4.67%

	   Subtotal amortized cost    1,175	        5,722	  7,341	  5,917	  20,155
	   Subtotal yield			 5.25%	   5.58%	   6.71%	   6.33%	    6.19%

Equity Securities												$    179
Yield														    5.84%

	   Total investment
		securities											$ 20,334
	   Yield											          6.18%

(1)	It is anticipated that these mortgage-backed securities and SBA Guaranteed
      Loan Pool Certificates will	be repaid prior to their contractual maturity
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
	Results of operations for 2001 as compared to 2000 were impacted by the following items:

-	Net income was positively impacted by a 5.35% increase in average earning assets;

- 	Net income was positively impacted by an $87,319 decrease in the provision for loan losses.

- 	Net income was positively impacted by an increase in net gains on the sale of securities from a net loss in 2000 of $474 to a net gain in 2001 of $17,986.

-	Net income was negatively impacted by a decreasing net interest margin in 2001 of 0.14% from 3.59% in 2000 to 3.45%. The decrease in 2001 occurred due to a 0.37% decrease in the yield on earning assets while the cost of interest bearing liabilities decreased 0.24%. In 2001 the yield on earnings assets decreased 0.37% due to the following:

	-	a 0.22% decrease in the yield on loans from 8.53% in 2000 to
		8.30% in 2001; a result of decreasing interest rate indexes on adjustable rate loans during the entire year.
	-	a 0.32% decrease in the yield on investment securities from
		5.82% in 2000 to 5.50% in 2001, the result of exercised call features and maturities of higher yielding securities.
	- 	a 2.46% decrease in the yield on federal funds sold and
		interest-bearing deposits with banks due to decreasing yields on federal funds sold throughout the year.

-	Net income was positively impacted by a decreasing cost of interest
	bearing liabilities of 0.24% from 4.84% in 2000 to 4.60% due mainly
	to the following:
-	A decreasing cost of money market deposit accounts of 0.83% from 3.92%
	in 2000 to 	3.09% in 2001.
-	A decreasing cost of interest-bearing transaction accounts of 0.18%
	from 1.34% in 2000 to 1.16% in 2001.
-	A decreasing cost of savings accounts of 0.35% from 2.31% in 2000
	to 1.96% in 2001.
-	A decreasing cost of time deposits of 0.10% from 5.73% in 2000
	to 5.63% in 2001.

- 	Net income was negatively impacted by an increase in wage and salary
	expenses of $91,012 or 	6.79% and employee benefits of $8,003, or
	2.25%, a direct result of:

	-	Officer and employee raises during the operating year.
	-	Increased participation in our 401K retirement program.

-	Net income was negatively impacted by a $4,163 increase in net
	occupancy expenses and a $14,780 increase in furniture and equipment expenses as a result of:

	-	A $3,524 increase in real estate taxes.
	-	An increase of $10,328 in depreciation expenses on furniture and
		equipment due to the upgrade of our Local Area network.

-	Net income was positively impacted by a $35,529 increase in the
	service charges on deposit accounts as a result of increased overdraft and minimum balance charges.

-	Net income was positively impacted by a $83,105 increase in other
	service charges and fees due to:

	-	A $57,497 increase in annuity sale commissions.
	-	A $9,901 increase in late charges on customers' installment
		and mortgage loans.
	-	A $6,213 increase in debit card income.

-	Net income was negatively impacted by a $21,897 decrease in other
	income, the result of net losses on other real estate owned of $19,038.

-	Net income was negatively impacted by a $26,362 increase in the
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

		Net interest income for 2001 increased $ 32,912 or 0.81% over 2000 and $ 408,034 or 11.1% over 1999. Average earning assets for 2001 increased $ 6,039,000 over 2000 and $ 13,848,000 over 1999. This increase in average earning assets from 2000 to 2001 was the result of:

-	An increase in average loans in the amount of $5,159,000 or 6.38%.
-	A decrease in average investment securities in the amount of
	$6,534,000 or 21.37%.
-	An increase in interest-bearing deposits with banks and federal
	funds sold in the	amount of $7,414,000.

		The increase in loans at an average yield of 8.30% funded by the decrease in investment securities directly contributed to the increase in net interest income.

		Earning asset increases were funded by an increase in average interest-bearing deposits and non-interest-bearing deposits. Average interest-bearing deposits increased $6,591,000 or 7.36% while non-interest-bearing deposits increased $1,352,000 or 11.22%. These increases in funding by deposits resulted in our ability to decrease average borrowings from the Federal Home Loan Bank of Pittsburgh in an amount of $2,058,000, from $7,468,000 in 2000 to $5,410,000 in 2001.

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

		On the asset side this decreasing interest rate environment resulted in a decrease in yield on our earning assets. As lower yielding investments matured and were called and indexes on adjustable rate loans and securities decreased, our yields on earning assets decreased:

-	The yield on interest-bearing deposits and federal funds sold decreased 2.46% from 6.00% in 2000 to 3.54% in 2001.
-	The yield on investment securities decreased 0.32% from 5.82% in
	2000 to 5.50% in 2001.
-	The yield on loans decreased 0.22% from 8.53% in 2000 to 8.30%
	in 2001.

		In order to reduce the effect of these dramatic earning asset interest rate reductions, it was necessary to dramatically decrease our cost of interest-bearing liabilities.

-	The cost of interest-bearing transaction accounts decreased
	0.18% from 1.34% in 2000 to 1.16% in 2001.
-	The cost of Money Market accounts decreased 0.83% from 3.92%
	in 2000 to 3.09% in 2001.
-	The cost of savings deposits decreased 0.35% from 2.31% in
	2000 to 1.96% in 2001.
-	The cost of time deposits decreased 0.10% from 5.73% in 2000
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
In order to attract and retain deposits we increased interest rates on our premium money market accounts and on our time deposits:

-	Cost of Money Market deposits increased 60 basis points to 3.92%
	in 2000 from 3.32%	in 1999.
-	Cost of time deposits increased 20 basis points from 5.53%
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

		On the asset side the increasing interest rate environment resulted in an increase in yield on our earning assets. As lower yielding investments matured and indexes on adjustable rate loans and securities increased, our yields on earning assets increased:

-	The yield on interest-bearing deposits and federal fund sold
	increased 1.02% from 4.98% in 1999 to 6.00% in 2000.
-	The yield on investment securities increased 12 basis points
	to 5.82% in 2000 from 5.70% in 1999.
-	The yield on loans increased 13 basis points from 8.39%
	in 1999 to 8.53% in 2000.

		The net effect of all interest rate fluctuations was to increase net interest income in the amount of $ 10,000 in 2000 from 1999. Due to the overall increase in the yield on earning assets by 0.33%, a $12,127,000 increase in our average loan balance which is our highest earning asset and a decreased reliance on our lower interest earning assets of investments and interest-bearing balances with banks, this combination of increased yields and reallocation of earning asset balances was more than enough to offset our increased cost of deposits of 30 basis points to 4.84% in 2000 from 4.54% in 1999. The result was a .08% increase in our net interest margin from 3.51% in 1999 to 3.59% in 2000.

		As we began the 2002 year, the Federal Reserve has remained cautious and has retained interest rates at their current levels during the month of January. We anticipate the yield on earning assets to decrease during the next few quarters as indexes on adjustable rate securities and loans decrease and commercial loan rates and residential lending rates continue to decrease. The decreases in yields in the loan portfolio will result in lower yields on our earning assets. We will continue to decrease deposit rates on deposits in order to retain our net interest margin. If necessary, to offset deposit losses and continued loan demand, we will utilize our line of credit at the FHLB.
This funding alternative is interest rate sensitive in that the rate reprices on a daily basis. We have matched borrowings at the FHLB with specific loans and have utilized term borrowings to tie up interest rates for longer periods in order to lock-in interest rate spreads.
During this period we anticipate a slight decrease in our interest margin; however, this decrease will depend greatly upon present market conditions for both loans and deposits. Current strategies we are utilizing to improve our interest spread are as follows:

-	Promoting adjustable rate commercial and residential mortgage
	loan products.
-	Matching borrowings at the FHLB with specific loan credits.
-	Reducing the cost of interest-bearing transaction, money market
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

Other Operating Income and Other Operating Expenses

		Other operating income for 2001 was $739,129, a $115,197, or 18.46% increase over the same period in 2000 and a $118,668, or 19.13% increase over the same period in 1999. This increase is mainly attributable to the following:

-	A $35,529 increase in the service charges on deposit accounts
	as a result of increased overdraft and minimum balance charges.

-	An $83,105 increase in other service charges and fees due to:
-	A $57,497 increase in annuity sale commissions.
-	A $9,901 increase in late charges on customers' installment
	and mortgage loans.
-	A $6,213 increase in debit card income.

		Total other operating expenses for 2001 were $3,425,486, an increase of $158,516 or 4.85% over 2000's expenses of $3,266,970 and an increase of $395,914 or 13.07%, over 1999's expenses for $3,029,572. This increase was mainly the result of the following:

-	An increase in wage and salary expenses of $91,012 or 6.79% and
	employee benefits of $8,003, or 2.25%, a direct result of:
	-	Officer and employee raises during the operating year.
	-	Increased participation in our 401K retirement program.

-	A $4,163 increase in net occupancy expenses and a $14,780 increase
	in furniture and 	equipment expenses as a result of:
	-	A $3,524 increase in real estate taxes.
	-	A $10,328 increase in depreciation expenses on furniture
		and equipment due to the upgrade of our Local Area network.

-	A $7,400 increase in the Pennsylvania Shares Tax Expense

-	A $10,700 increase in Professional Development Expenses

-	A $6,200 increase in Dues and Subscriptions Expenses

-	$10,100 in expenses incurred for the shareholder's banquet


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

		The composition of our loan portfolio has changed per the following:

-	A $2,363,000 increase in real estate loans secured by construction
	and land development activities.

-	A $1,177,000 increase in real estate loans secured by 1 to 4
	family residential properties.

-	A $2,417,000 increase in loans secured by nonfarmland, nonresidential
	properties due primarily to the new loans secured by commercial real estate.

-	A $952,000 increase in loans to commercial, industrial and state
	and political subdivision loans.

-	A $208,000 increase in consumer installment loans.

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

		Other real estate owned includes assets acquired in settlement of mortgage loan indebtedness and loans identified as impaired loans.
These assets are carried at the lower of cost or fair value. The other real estate balance as of December 31, 2001, was $103,568 compared to $168,653 as of December 31, 2000. The following actions during the past two years indicate we are actively pursuing the sale of all properties contained in Other Real Estate as shown by the following:

-	In February 2000, we sold a 1 to 4 family residential property in
	Hagerstown, Maryland.

-	In June 2000, we sold a 1 to 4 family residential property in
	Waynesboro, PA.

-	In February 2001, we sold a multi-family residential property in
	Chambersburg, PA.

-	In April 2001, we sold a 1 to 4 family residential building lot in
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

		In order to assure a constant and stable source of funds, we are a member of the Federal Home Loan Bank of Pittsburgh. This membership assures us the availability of both short term and long term fixed rate funds. As of December 31, 2001, we had borrowings of $5,403,458 from this institution and had readily available to us over $39,400,000 in additional borrowing capacity.As of December 31, 2000, we had borrowings of $6,176,901 from this institution and had readily available to us over $38,000,000 in additional borrowing capacity.

		Borrowings from the FHLB as of December 31, 2001, were comprised of the following:

-	A $2,000,000 quarterly adjustable advance maturing on August 10,
	2010, repricing on February 10, 2002.
-	A $2,250,000 fixed rate advance with a 3 month LIBOR strike rate of 8.00%
	repricing February 28, 2002, with a final maturity of August 30, 2010.
-	A $500,000 quarterly adjustable advance maturing on July 10, 2010,
	repricing on January 21, 2002.
-	A $500,000 quarterly adjustable advance with a 3 month LIBOR strike rate
	of 8.00% repricing on January 12, 2002, with a final maturity of July 12,
	2010.
-	A $153,458 fixed rate advance maturing on July 17, 2017.

		Borrowings from the FHLB as of December 31, 2000, were comprised of the following:

-	A $2,000,000 quarterly adjustable advance maturing on August 10, 2010,
	repricing on February 10, 2001.
-	A $2,250,000 fixed rate advance with a 3 month LIBOR strike rate of
	8.00% beginning August 28, 2001, with a final maturity of August 30, 2010.
-	A $500,000 quarterly adjustable advance maturing on July 10, 2010,
	repricing on January 21, 2001.
-	A $500,000 quarterly adjustable advance with a 3 month LIBOR strike
	rate of 8.00% beginning on July 12, 2001, with a final maturity of
	July 12, 2010.
-	A $768,000 advance on a line of credit which reprices on a daily basis.
-	A $158,901 fixed rate advance maturing on July 17, 2017.

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

		Our interest rate sensitivity analysis as of December 31, 2001, based upon our historical prepayment mortgage-backed securities, contractual maturities, and the earliest possible repricing opportunity for loans and deposits is as follows:

December 31, 2001
							After 3 But	  After 1			   Non-
					Within 3	Within 12	But Within	After 5	Interest
					 Months	  Months	  5 Years	 Years	 Bearing	  Total

Assets:
  Federal funds sold		$ 6,000	$       0	$       0	$      0	$       0	$  6,000
  Investment securities
    (book value)			  1,180	    1,345	    6,795	  11,855	        0	  21,175
  Interest-bearing
    balances due from
    banks				  1,821	       95	      657	       0	        0	   2,573
  Loans				  7,658	   13,556	   36,393	  33,293	      491	  91,371
  Unearned discount &
    allowance for loan
    losses (1)			      0		  0	        0  (   1,203)	        0  (   1,203)
  Noninterest-earning
    assets				      0	        0	        0	 	 0	   12,024	  12,024
      Total assets	     $ 16,659	 $ 14,996	 $ 43,825	$ 43,945	 $ 12,515  $ 131,940

Liabilities:
  NOW accounts and
    savings accounts	     $ 32,660	 $      0	 $      0	$      0	 $      0  $  32,660
  Time Deposits			 13,450	   28,677	   23,830	       2	        0	  65,959
  Noninterest-bearing
    deposits				0	 	  0	        0	       0	   13,344	  13,344
  Other borrowed
    money				      0		  0		  0	   5,403	        0	   5,403
  Other noninterest-
    bearing sources to
    fund earning
    assets				      0		  0	        0	       0	    1,407	    1,407
      Total liabilities	     $ 46,110	 $ 28,677	 $ 23,830	$  5,405	 $ 14,751 	$ 118,773

Interest sensitivity gap    ($ 29,451)	($ 13,681)	 $ 19,995	$ 38,540
Cumulative interest
  sensitivity gap		    (  29,451)	(  43,132)	(  23,137)	  15,403
Gap ratio			    (    0.36)	(    0.52)	     1.84	     N/A
Cumulative gap ratio	    (    0.36)	(    0.42)	(    0.77)	    1.15

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

		The following table sets forth the projected maturities and average rate for all rate sensitive assets and liabilities.  The following assumptions were used in the development of this table:

-	All fixed and variable rate loans were based on the original maturity
	of the note.
-	All fixed and variable rate U. S. Agency and Treasury securities and
	obligations of state and political 	subdivisions in the U.S. were based
	upon the contractual maturity date.
-	All fixed and variable rate Mortgage-backed securities and SBA GLPCs
	were based upon original maturity as the Bank has not experienced a
	significant prepayment of these securities.
-	We have experienced very little run-off in its history of operations
 	and have experienced net gains in deposits.
-	We have large business and municipal deposits in non-interest
	bearing checking and savings and interest-bearing checking.  These
	balances may fluctuate significantly. Therefore, a 50% maximum
	runoff of both non-interest-bearing checking and savings and interest-
	bearing checking was used as 	an assumption in this table.
-	One large municipal deposit account alternates between the two local
	community banks every two 	years.  This deposit account, with an
	average balance in excess of  $1,000,000, is anticipated to leave
	in 2002 and return in 2004.
-	Fixed and variable rate time deposits were based upon original contract
	maturity dates.

Rate Sensitive Assets
(000 omitted)
				   2002	    2003	    2004	    2005	    2006	Thereafter	 Total	Fair Value
Federal funds sold	$ 6,000	$       0	$        0	$        0	$        0	$        0	$ 6,000	$ 6,000
Average interest rate	   1.75%	     0.00%	      0.00%	      0.00%	      0.00%	      0.00%	   0.00%

Interest bearing
  deposits			  1,922	      460	        83	         0	       108	         0	  2,573	  2,589
Average interest rate	   1.85%	     5.74%	      5.27%	      0.00%		4.06%		0.00%	   2.76%

Fixed interest rate
  loans			  2,568	    2,418	     4,175	     2,635       2,102	    31,084	 44,982	 46,010
Average interest rate	   9.17%	     9.77%		9.09%		9.32%		8.78%		8.00%	   8.38%

Variable interest rate
  loans			 14,285	    2,489	       133	       401	     1,460	    27,621	 46,389	 47,450
Average interest rate	   7.01%	     6.77%		8.53%		8.45%		7.36%		7.45%	   7.29%

Fixed interest rate U.S.
  Agency and Treasury	    550	    1,900		 450		 950		 100	     4,452	  8,402	  8,590
Average interest rate	   5.23%	     5.65%		5.43%		5.88%		6.25%		6.42%    6.05%

Fixed interest rate mortgage-
  backed & SBA GLPC
  securities			0		 12		   0		  62		  15		 336	    425	    428
Average interest rate	   0.00%	     9.49%		0.00%		5.84%		8.25%		6.35%	   6.43%

Variable interest rate
  mortgaged-backed &
  SBA GLPC securities		0		  3		   0		   0		   0	     1,480	  1,483	  1,483
Average interest rate	   0.00%	     4.00%		0.00%		0.00%		0.00%		4.17%	   4.17%

Fixed interest rate obligations
  of state and political
  subdivisions in the U.S.  625		705	     1,095		 240		 190	     6,990	  9,845	  9,957
Average interest rate	   5.26%	     4.13%	      5.76%	      6.03%	      6.55%	      7.13%	   6.61%


Rate Sensitive Liabilities
(000 omitted)

Noninterest-bearing
  checking			  3,336	      834		 834		 834		 834		   0	  6,672	  6,672
Average interest rate	   0.00%	     0.00%		0.00%		0.00%		0.00%		0.00%	   0.00%

Savings and interest-bearing
  checking			  8,165	    2,041	       541	     2,042	     3,541		   0	 16,330	 16,330
Average interest rate	   1.68%	     1.68%	 	1.68%		1.68%		1.68%		1.68%	   1.68%

Fixed interest rate time
  deposits			 28,354	    7,873	     3,744	     5,939	     5,961		   2	 51,873	 53,730
Average interest rate 	   4.90%	     5.20%	      5.50%		6.25%		4.65%	 	4.65%    5.11%

Variable interest rate time
  deposits			  3,247	    2,218	     8,310		   0		   0		   0	 13,775	 14,269
Average interest rate	   5.25%	     5.02%		4.33%		0.00%		0.00%		0.00%	   4.66%

Fixed interest rate
  borrowing				0		  0		   0		   0		   0		 153	    153	    156
Average interest rate	   0.00%	     0.00%		0.00%		0.00%		0.00%	      6.64%	   6.64%

Variable interest rate
  borrowings			0		  0		   0		   0		   0	     5,250	  5,250	  5,607
Average interest rate	   0.00%	     0.00%		0.00%		0.00%		0.00%		6.08%	   6.08%

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

												 Regulatory
												  Minimum
						2001		2000		1999		Requirements

Leverage ratio				9.88%		10.03%	9.36%		    4.00%
Risk-based capital ratio Tier I
  (core capital)			     14.89%	      16.09%     15.39%		    4.00%
Combined Tier I and Tier II
  (core capital plus allowance
  for loan losses			     15.90%		17.15%     16.43%		    8.00%

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

								2001			  		2000
										  Cash				  Cash
							Market Price	Dividend	Market Price	Dividend

All stock prices and dividends reflect
  the 2-for-1 stock split effective on
  September 1, 2000				   HI	      LOW			   HI	     LOW
First Quarter					$ 24.75 - $ 24.75	 $ 0.11	$ 27.50 - $ 24.63	  $ 0.10
Second Quarter 					$ 25.00 - $ 24.50	 $ 0.12	$ 27.50 - $ 25.00	  $ 0.11
Third Quarter					$ 25.00 - $ 23.00	 $ 0.13	$ 27.50 - $ 24.50	  $ 0.12
Fourth Quarter					$ 25.00 - $ 23.00	 $ 0.27	$ 25.00 - $ 25.00   $ 0.24

EX-27


9



12-MOS
DEC-31-2001
DEC-31-2001
5,401
2,573
6,000
0
19,554
1,115
1,088
91,050
882
132,161
111,962
0
1,407
5,403
0
0
252
13,136
132,161
7,141
1,263
364
8,768
4,343
4,677
4,091
144
18
3,425
1,261
1,261
0
0
1,005
1.26
1.26
3.45
492
273
860
0
811
109
36
882
882
0
49