Form 10-Q
period 2002-06-30
FNB FINANCIAL CORP /PA/
filed 2002-08-12
CIK 820222

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549-1004

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended              June 30, 2002

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

             Class                    Outstanding at June 30, 2002
(Common stock, $0.315 par value)                  800,000

                     FNB FINANCIAL CORPORATION

                              INDEX

                                                       Page
PART I  -  FINANCIAL INFORMATION

	Condensed consolidated balance sheets -
	  June 30, 2002 and December 31, 2001                 4

	Condensed consolidated statements of income -
	  Three months ended June 30, 2002 and 2001           5

	Condensed consolidated statements of income -
	  Six months ended June 30, 2002 and 2001             6

	Condensed consolidated statements of comprehensive
	  income - Six months ended June 30, 2002 and 2001    7

	Condensed consolidated statements of cash flows -
	  Six months ended June 30, 2002 and 2001             8

	Notes to condensed consolidated financial
	  statements                                         9-10

	Management's discussion and analysis of financial
	  condition and results of operations               11-12


PART II  -  OTHER INFORMATION                             14

	Signatures                                           15

	Exhibits                                            16-18

                   PART I - FINANCIAL INFORMATION

    FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
	    CONDENSED CONSOLIDATED BALANCE SHEETS


                                            June 30,        December 31,
                                              2002             2001*
                                           (Unaudited)      (Audited*)
ASSETS
Cash and due from banks                  $   5,072,675     $   5,400,929
Interest-bearing deposits with banks           766,323         2,572,574
Investment securities
     Held-to-maturity (Market value -
        2002 $ 1,032,962 and 2001
        $ 1,088,459)                         1,070,306         1,114,764
     Available-for-sale                     17,701,350        19,554,290
Federal Reserve, Atlantic Central Bankers
   Bank, Federal Home Loan Bank                511,800           833,700
Federal Funds Sold                           4,646,000         6,000,000
Loans                                       97,709,045        91,050,008
Less:  Allowance for loan losses        (      900,365)   (      882,330)
Loans, net                                  96,808,680        90,167,678
Bank building, equipment, furniture &
   fixtures, net                             2,821,202         2,914,416
Accrued interest receivable                    653,962           619,464
Deferred income tax charges                    151,430           160,529
Other real estate owned                         30,457           103,568
Cash surrender value of life insurance       2,359,074         2,313,129
Other assets                                   364,633           405,475
          Total assets                   $ 132,957,892     $ 132,160,516

LIABILITIES
Deposits
   Demand deposits                       $  13,601,320     $  13,343,930
   Savings deposits                         32,555,939        32,659,787
   Time certificates                        66,000,964        65,647,473
   Other time deposits                         563,949           311,190
          Total deposits                   112,722,172       111,962,380
Accrued interest payable & other
   liabilities                                 831,404         1,190,681
Libility for other borrowed funds            5,400,123         5,403,458
Dividends payable                              112,000           216,000
          Total liabilities                119,065,699       118,772,519

STOCKHOLDERS' EQUITY
Capital stock, common, par value -
   $ 0.315; 12,000,000 shares authorized,
   800,000 outstanding                         252,000           252,000
Additional paid-in capital                   1,789,833         1,789,833
Retained earnings                           11,559,609        11,124,857
Accumulated other comprehensive income         290,751           221,307
          Total stockholders' equity        13,892,193        13,387,997
          Total liabilities and
             stockholders' equity        $ 132,957,892     $ 132,160,516

*Condensed from audited financial statements.





                 The accompanying notes are an integral part of these
                       condensed financial statements.

              FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     Three Months Ended June 30, 2002 and 2001
                                    (UNAUDITED)

                                                           2002             2001
Interest & Dividend Income
   Interest & fees on loans                            $ 1,803,483     $ 1,793,235
   Interest on investment securities:
      Obligations of other U.S. Government Agencies        129,396         220,843
      Obligations of State & Political Subdivisions        102,123         105,770
   Interest on deposits with banks                           3,903          41,365
   Dividends on Equity Securities                            3,484          14,610
   Interest on federal funds sold                           30,599          45,982
          Total Interest & Dividend Income               2,072,988       2,221,805

Interest Expense
   Interest on deposits                                    850,237       1,134,005
   Interest on other borrowed money                         80,857          83,147
          Total Interest Expense                           931,094       1,217,152
          Net interest income                            1,141,894       1,004,653
   Provision for loan losses                                36,000          36,000
          Net interest income after
          Provision for loan losses                      1,105,894         968,653
Other income
   Service charges on deposit accounts                      74,443          54,302
   Other service charges, collection & exchange
      charges, commissions and fees                         81,001          70,260
   Other income                                              8,151          46,864
   Net gain/(loss) on disposal of other assets        (      1,636)   (      1,250)
   Net gain/(loss) on sale of other real estate                  0               0
   Net securities gains/(losses)                                 0           3,733
          Total other income                               161,959         173,909
Other expenses                                             832,091         862,707
   Income before income taxes                              435,762         279,855
   Applicable income taxes                                  72,230          49,980
          Net income                                   $   363,532     $   229,875

Earnings per share of Common Stock:
   Net income per share                                $      0.45     $      0.29
Cash dividend declared per share                       $      0.14     $      0.12
Weighted average number of shares outstanding              800,000         800,000









           The accompanying notes are an integral part of these condensed financial statements.

              FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     Six Months Ended June 30, 2002 and 2001
                                   (UNAUDITED)

                                                           2002              2001
Interest & Dividend Income
   Interest & fees on loans                            $ 3,541,524      $ 3,574,322
   Interest on investment securities:
      Obligations of other U.S. Government Agencies        270,046          510,498
      Obligations of State & Political Subdivisions        209,412          205,936
   Interest on deposits with banks                          20,337           60,623
   Dividends on Equity Securities                           12,439           30,896
   Interest on federal funds sold                           54,889           84,422
          Total Interest & Dividend Income               4,108,647        4,466,697

Interest Expense
   Interest on deposits                                  1,748,425        2,287,688
   Interest on other borrowed money                        165,051          164,928
          Total Interest Expense                         1,913,476        2,452,616
          Net interest income                            2,195,171        2,014,081
   Provision for loan losses                                66,000           72,000
          Net interest income after provision
             for loan losses                             2,129,171        1,942,081
Other income
   Service charges on deposit accounts                     145,643          104,144
   Other service charges, collection & exchange
      charges, commissions and fees                        134,826          132,664
   Other income                                             63,994           88,673
   Net gain/(loss) on sale of other real estate                  0     (     10,887)
   Net gain/(loss) on disposal of other assets        (      1,636)    (      1,250)
   Net securities gains/(losses)                             8,025            9,968
          Total other income                               350,852          323,312
Other expenses                                           1,685,225        1,707,180
   Income before income taxes                              794,798          558,213
   Applicable income taxes                                 152,046           91,082
          Net income                                   $   642,752      $   467,131

Earnings per share of Common Stock:
   Net income per share                                $      0.80      $      0.58
Cash dividend declared per share                       $      0.26      $      0.23
Weighted average number of shares outstanding              800,000          800,000











              The accompanying notes are an integral part of these
                       condensed financial statements.

           FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  Six Months Ended June 30, 2002 and 2001
                                   (UNAUDITED)

                                                         2002            2001
Net Income                                            $ 642,752      $ 467,131
Other Comprehensive:
   Gross unrealized holding gains (losses)              113,244        348,241
   Reclassification adjustment for (gains) losses
      realized in net income                         (    8,025)    (    9,968)
   Net unrealized holding gains (losses) before taxes   105,219        338,273
   Tax effect                                        (   35,774)    (  115,013)
   Other comprehensive income (loss)                     69,445        223,260
Comprehensive Income                                  $ 712,197      $ 690,391









































                  The accompanying notes are an integral part of these
                          condensed financial statements.

                    FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Six Months Ended June 30, 2002 and 2001
                                         (UNAUDITED)

                                                        2002             2001
Cash flows from operating activities:
   Net income                                      $   642,752      $   467,131
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation & amortization                   126,069          145,597
         Provision for loan losses                      66,000           72,000
         Increase in Cash Surrender value
              of Life Insurance                   (     45,945)     (    52,034)
         Net (gain)/loss on sales of investments  (      8,025)     (     9,968)
         Deferred income taxes                    (     26,675)     (    24,155)
         Net Loss on Disposal of other Real Estate           0           10,887
         (Increase) decrease in accrued
            interest receivable                   (     34,498)         142,651
         Loss on Disposal of Other Assets                1,636            1,250
         Increase (decrease) in accrued interest
            payable and other liabilities         (    359,278)         136,824
         (Increase) decrease in other assets            47,206      (   238,069)
Net cash provided (used) by operating activities:      409,242          652,114
Cash flows from investing activities:
   Net (increase) decrease in interest-
      bearing deposits with banks                    1,806,251     ( 4,225,318)
   Purchases of Available-for-sale securities     (  1,288,977)    ( 1,225,000)
   Proceeds from maturities and calls of securities  3,251,469       7,132,510
   Proceeds sale of available-for-sale securities       48,150          22,970
   Net (increase) decrease in loans               (  6,707,002)    ( 1,984,805)
   Proceeds from sale of other real estate owned        73,111          64,635
   Purchases of bank premises & equipment (net)   (     32,855)    (    84,506)
   Purchases of investment in insurance company   (      8,000)    (    25,000)
   Sale of other bank stock                            321,900               0
Net cash provided (used) by investing activities  ( 2 ,535,953)    (   324,514)
Cash flows from financing activities:
    Net increase (decrease) in deposits                759,792       7,320,119
   Net increase (decrease) in other borrowings    (      3,335)    (   770,676)
   Cash dividends paid                            (    312,000)    (   280,000)
Net cash provided (used) by financing activities       444,457       6,269,443
Net increase (decrease) in cash & cash equivalents(  1,682,254)      6,597,043
Cash & cash equivalents, beginning balance          11,400,929       4,020,479
Cash & cash equivalents, ending balance            $ 9,718,675     $10,617,522










                   The accompanying notes are an integral part of these
                          condensed financial statements.

                    FNB FINANCIAL CORPORATION

                           JUNE 30, 2002
                            (UNAUDITED)

        REVIEW OF INTERIM FINANCIAL STATEMENTS

        The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2002 and 2001 have been reviewed by independent certified public accountants. Their report on their review is attached as
        Exhibit 99 to this 10-Q.


NOTE 1 - BASIS OF PRESENTATION

        The financial information presented at and for the six months ended June 30, 2002 and June 30, 2001 is unaudited. Information presented at December 31, 2001, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiary, The
        First National Bank of McConnellsburg. All significant intercompany transactions and accounts have been eliminated.

NOTE 3 - CASH FLOWS

        For purposes of the statements of cash flows, the Corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "cash and due from banks" and "federal funds sold". As permitted by Statement of Financial Accounting Standards No. 104, the Corporation has elected to present the net increase or decrease in deposits in banks, loans and deposits in the statement of cash flows.

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

                  FNB FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Net income for the first six months of 2002 was $ 642,752 compared to $ 467,131 for the first six months of 2001. This represents an increase of $ 75,621 or 37.6% from 2001. Net income on an adjusted per share basis for the first six months of 2002 was $0.80 which is an increase of $ 0.22 from the $ 0.58 per share for the six months ended June 30, 2001.

Total interest and dividend income for the first six months of 2002 was $ 4,108,647 compared to $4,466,697 for the first six months of 2001, an decrease of $ 358,050.

This decrease was due primarily to the downward trend of effective yields on earning assets as rates continue to be well below yields realized in the first half of 2001. Although the loan portfolio has grown by $ 11,849,462 or 13.8% over totals at the end of the first half of 2001, the decreasing interest rate environment along with a shift of earning assets from investments to Federal funds has resulted in a 8.0% decrease in total interest income from first half of 2001.

Due to the depressed interest rate environment, investment securities with call features have been exercised by the issuer resulting in excess funds being invested in lower yielding federal funds until such time as they can be invested in loans or other securities. This situation has improved during the second quarter of 2002 as loan demand increased and allowed the bank to place some excess funds into higher yielding loans.

In order to sustain desired net interest margins, deposit rates were lowered to decrease our funding costs.

Interest expense for the six months ended June 30, 2002, was $ 1,913,476, a decrease of $ 539,140 from the $ 2,452,616 for the same period in 2001. Total deposits increased $ 1,769,565 from totals at June 30, 2001. This increase was concentrated in savings deposit accounts. This coupled with the aforementioned general reduction in deposit rates decreased the cost of funds enough to more than compensate for the decrease in interest income and allowed us to produce a 9% increase in net interest income over first half of 2001.

The tax-adjusted net interest margin has increased 11 basis points for the first six months of 2002 from that of the first six months of 2001. Management will continue to competitively price its loan and deposit products while maintaining desired net interest spreads.

Total non-interest income for the first six months of 2002 increased $ 27,540 over totals for the first half of 2001 due to service charges on deposit accounts, trust referral income and net earnings from the Company's investment in CBIA, which is a joint venture with several other community banks to provide property and casualty insurance products. Operating expenses for the period ended
June 30, 2002, were $ 1,685,225, a $ 21,955 decrease from the operating expenses incurred for the same period in 2001 of

$ 1,707,180. This decrease was mainly the result of personnel changes that reduced wages and benefits.

Our income tax provision for the first six months of 2002 was $ 152,046 as compared to $ 91,082 for the first six months of 2001.
 We continue to operate with a marginal tax rate of 34% during the first half of 2002. The effective income tax rate for the first six months of 2002 was 19.1%, a 2.8% increase compared to 16.3% for the first six months of 2001.

Total assets as of June 30, 2002, were $ 132,957,892, an increase of $ 797,376 from the period ending December 31, 2001, representing an increase of 0.6%. This increase was primarily due to increases in loans. Loans as of June 30, 2002, were $ 97,709,045 compared to $ 91,050,008 as of December 31, 2001, an increase of $ 6,659,037 or
7.3%, a result of commercial loan settlements. The allowance for loan losses at the end of the six months was $ 900,365 compared to $ 882,330 at year end 2001. The provision for loan losses for the first six months of 2002 was $ 66,000 compared to $ 72,000 for the first six months of 2001.

Total equity as of June 30, 2002, was $ 13,892,193, 10.45% of total assets, as compared to $ 13,387,997, 10.13% of total assets as of December 31, 2001.

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

        None

Item 6 - Exhibits and Reports on Form 8-K

        a.  Exhibits:

            Exhibit Number Referred to      Description of Exhibit:
            Item 601 of Regulation S-K:

                 Exhibit 99                 Report of Independent
                                            Accountant's on Interim
                                            Financial Statements

                 Exhibit 99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
                                            Section 1350

                 Exhibit 99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.
                                            Section 1350

        b.  Reports on Form 8-K  - None

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               /s/John C. Duffey
                               John C. Duffey, President
                               and Director of the Company and
                               President of the Bank
                               (Duly Authorized Officer)



Date August 12, 20021          /s/Dale M. Fleck
                               Dale M. Fleck
                               Controller of the Bank
                               (Principal Financial &
                               Accounting Officer)

                               Exhibit 99


                      INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors
FNB Financial Corporation
McConnellsburg, Pennsylvania


	We have reviewed the accompanying consolidated balance sheet of FNB Financial Corporation and Subsidiary as of June 30, 2002 and the related consolidated statements of income for the three and six month periods ended June 30, 2002 and 2001 and consolidated statements of comprehensive income for the six months ended June 30, 2002 and 2001 and consolidated statements of cash flows for the six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the corporation's management.

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

	/s/ Smith Elliott Kearns & Company, LLC
	SMITH ELLIOTT KEARNS & COMPANY, LLC


Chambersburg, Pennsylvania
August 8, 2002

                              EXHIBIT 99.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Duffey, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.



                                     /s/  John C. Duffey
                                     Chief Executive Officer
                                     August 12, 2002

                              EXHIBIT 99.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dale M. Fleck, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.



                                    /s/Dale M. Fleck
                                    Chief Financial Officer
                                    August 12, 2002