Form 10-Q
period 2002-09-30
FNB FINANCIAL CORP /PA/
filed 2002-11-15
CIK 820222

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549-1004

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended    September 30, 2002
                         ------------------

Commission file number:  33-66014
                         --------

                     FNB Financial Corporation
                     -------------------------
        (Exact name of registrant as specified in its charter)

Commonwealth of Pennsylvania                       23-2466821
-------------------------------             ----------------------
(State or other jurisdiction of                I.R.S. Employer
incorporation or organization)                 Identification No.)


  101 Lincoln Way West, McConnellsburg, PA  	          17233
--------------------------------------------         -------------
  (Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code:   717-485-3123
                                                   ---------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES    X        NO
                        -------         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class               Outstanding at September 30, 2002
-------------------------------  ---------------------------------
(Common stock, $0.315 par value)                 800,000

                      FNB FINANCIAL CORPORATION

                               INDEX

                                                             Page
PART I  -  FINANCIAL INFORMATION

   Condensed consolidated balance sheets -
      September 30, 2002 and December 31, 2001                   4

   Condensed consolidated statements of income -
      Three months ended September 30, 2002 and 2001             5

   Condensed consolidated statements of income -
      Nine months ended September 30, 2002 and 2001              6

   Condensed consolidated statements of comprehensive income -
      Nine months ended September 30, 2002 and 2001              7

   Condensed consolidated statements of cash flows -
      Nine months ended September 30, 2002 and 2001              8

   Notes to condensed consolidated financial
      Statements                                            9 - 10

   Management's discussion and analysis of financial
      condition and results of operations                  11 - 14


PART II - OTHER INFORMATION                                     16

   Signatures                                                   17

   Certifications of Principal Executive Officer and
      Principal Financial Officer                          18 - 21

   Exhibits                                                22 - 24

                    PART I - FINANCIAL INFORMATION

       FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                       September 30,    December 31,
                                           2002             2001*
                                        (Unaudited)      (Audited*)
ASSETS..
Cash and due from banks               $   5,773,975     $   5,400,929
Interest-bearing deposits with banks        860,376         2,572,574
Investment securities..
     Held-to-maturity (Market value
        2002 $ 714,997 and 2001
        $ 1,088,459)                        714,148         1,114,764
     Available-for-sale                  17,355,304        19,554,290
Federal Reserve, Atlantic Central Bankers
   Bank, Federal Home Loan Bank             511,800           833,700
Federal Funds Sold                        3,716,000         6,000,000
Loans                                    98,672,896        91,050,008
Less:  Allowance for loan losses     (      902,808)   (      882,330)
                                      -------------     -------------
Loans, net                               97,770,088        90,167,678
Bank building, equipment, furniture &
   fixtures, net                          2,781,710         2,914,416
Accrued interest receivable                 680,831           619,464
Deferred income tax charges                  37,784           160,529
Other real estate owned                      66,512           103,568
Cash surrender value of life insurance    2,382,047         2,313,129
Other assets                                371,473           405,475
                                      -------------     -------------
          Total assets                $ 133,022,048     $ 132,160,516
                                      =============     =============
LIABILITIES..
Deposits..
   Demand deposits                    $  15,305,519     $  13,343,930
   Savings deposits                      29,910,321        32,659,787
   Time certificates                     66,330,247        65,647,473
   Other time deposits                      775,105           311,190
                                      -------------     -------------
          Total deposits                112,321,192       111,962,380
Accrued interest payable & other
   Liabilities                              985,978         1,190,681
Libility for other borrowed funds         5,399,138         5,403,458
Dividends payable                           120,000           216,000
                                      -------------     -------------
          Total liabilities             118,826,308       118,772,519
                                      -------------     -------------
STOCKHOLDERS' EQUITY..
Capital stock, common, par value
   $ 0.315; 12,000,000 shares authorized,
   800,000 outstanding                      252,000           252,000
Additional paid-in capital                1,789,833         1,789,833
Retained earnings                        11,689,136        11,124,857
Accumulated other comprehensive
   Income                                   464,771           221,307
                                      -------------     -------------
          Total stockholders' equity     14,195,740        13,387,997
                                      -------------     -------------
          Total liabilities and
             stockholders' equity     $ 133,022,048     $ 132,160,516
                                      =============     =============


*Condensed from audited financial statements.
    The accompanying notes are an integral part of these condensed financial statements.

    FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           Three Months Ended September 30, 2002 and 2001
                              (UNAUDITED)

                                             2002          2001
Interest & Dividend Income
Interest & fees on loans                  $ 1,826,087   $ 1,787,582
   Interest on investment securities:
      Obligations of other U.S. Government
         Agencies                             121,975       182,244
      Obligations of State & Political
         Subdivisions                          98,059       105,828
      Interest on deposits with banks          23,152        49,723
      Dividends on Equity Securities            7,551        14,542
      Interest on federal funds sold            4,817        48,669
                                          -----------   -----------
         Total Interest & Dividend Income   2,081,641     2,188,588
Interest Expense
       Interest on deposits                   841,509     1,075,922
       Interest on Other borrowed money        89,377        84,106
                                          -----------   -----------
          Total interest expense              930,886     1,160,028
             Net interest income            1,150,755     1,028,560
       Provision for loan losses              37,000         36,000
                                          -----------   -----------
            Net interest income after
               provision for loan losses    1,113,755       992,560
Other income
       Service charges on deposit accounts     73,550        54,770
       Other service charges, collection &
          exchange charges, commissions and
          fees                                 18,166        89,739
       Other income                            55,868        34,183
       Net gain/(loss) on sale of other real
          Estate                               15,673  (     10,151)
       Net Securities gains/(losses)           18,836         4,320
                                          -----------   -----------
          Total other income                  182,093       172,861
                                          -----------   -----------
Other expenses                                890,455       833,405
                                          -----------   -----------
       Income before income taxes             405,393       332,016
       Applicable income taxes                155,866        64,244
                                          -----------   -----------
          Net income                      $   249,527   $   267,772
                                          ===========   ===========
Earnings per share of Common Stock:
       Net income per share               $      0.31   $      0.33
Cash dividend declared per share          $      0.15   $      0.13
Weighted average number of shares
   Outstanding                                800,000       800,000


      The accompanying notes are an integral part of these condensed financial statements.

      FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          Nine Months Ended September 30, 2002 and 2001
                          (UNAUDITED)

                                                  2002     2001
Interest & Dividend Income
   Interest & fees on loans                  $ 5,367,611 $ 5,361,904
   Interest on investment securities:
      Obligations of other U.S.
         Government Agencies                     392,021     692,742
      Obligations of State & Political
         Subdivisions                            307,471     311,764
   Interest on deposits with banks                43,489     110,346
   Dividends on Equity Securities                 19,990      45,438
      Interest on federal funds sold              59,706     133,091
                                             -----------  ----------
         Total Interest & Dividend Income      6,190,288   6,655,285
Interest Expense
   Interest on deposits                        2,589,934   3,363,610
   Interest on other borrowed money              254,428     249,034
                                             -----------  ----------
      Total Interest Expense                   2,844,362   3,612,644
                                             -----------  ----------
      Net interest income                      3,345,926   3,042,641
   Provision for loan losses                     103,000     108,000
                                             -----------  ----------
      Net interest income after provision
         for loan losses                       3,242,926   2,934,641
Other income
   Service charges on deposit accounts           219,193     158,914
   Other service charges, collection &
      exchange charges, commissions and fees     152,992     222,403
   Other income                                  119,862     122,856
   Net gain/(loss) on sale of other real
      estate                                      15,673 (    21,038)
   Net gain/(loss) on disposal of other
      assets                                  (    1,636)(     1,250)
   Net Securities gains/(losses)                  26,861      14,288
                                             -----------  ----------
      Total other income                         532,945     496,173
                                             -----------  ----------
Other expenses                                 2,575,680   2,540,585
                                             -----------  ----------
   Income before income taxes                  1,200,191     890,229
   Applicable income taxes                       307,912     155,327
                                             -----------  ----------
   Net income                                $   892,279 $   734,902
                                             =========== ===========

Earnings per share of Common Stock:
   Net income per share                      $      1.12 $      0.92
Cash dividend declared per share             $      0.41 $      0.36
Weighted average number of shares outstanding    800,000     800,000

      The accompanying notes are an integral part of these condensed financial statements.

     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           Nine Months Ended September 30, 2002 and 2001
                            (UNAUDITED)

                                                     2002         2001
Net Income                                      $   892,279    $    734,902
                                                -----------    ------------
Other Comprehensive:
   Gross unrealized holding gains (losses)          395,745         514,710
   Reclassification adjustment for (gains) losses
      realized in net income                   (     26,861)   (     14,288)
                                                -----------     -----------
   Net unrealized holding gains (losses) before
      taxes                                         368,884         500,422
   Tax effect                                  (    125,420)   (    170,143)
                                                -----------     -----------
   Other comprehensive income (loss)                243,464         330,279
                                                -----------     -----------
Comprehensive Income                            $ 1,135,743     $ 1,065,181
                                                ===========     ===========

































       The accompanying notes are an integral part of these condensed financial statements.


   FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Nine Months Ended September 30, 2002 and 2001

                                                       (UNAUDITED)   (UNAUDITED)
                                                          2002          2001
Cash flows from operating activities:
   Net income                                        $   892,279      $  734,902
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation & amortization                     198,913         223,054
         Provision for loan losses                       103,000         108,000
         Net (gain)/loss on sales of
            Investments                             (     26,861)    (    14,288)
         Loss on Disposal of Other Assets (Net)            1,636           1,250
         (Gain)/loss on Disposal of Other Real
            Estate                                  (     15,673)         21,038
         (Increase) decrease in deferred taxes           122,745     (    35,441)
         (Increase) decrease in accrued interest
            receivable                              (     61,367)        128,042
         Increase in cash value of life
            insurance                               (     68,918)    (    77,624)
         Increase (decrease) in accrued interest
            payable and other liabilities           (    204,703)    (     1,716)
         Increase (decrease) in other assets        (     94,005)    (    72,021)
                                                     -----------      ----------
Net cash provided (used)by operating activities          847,046       1,015,196
                                                     -----------      ----------
Cash flows from investing activities:
   Net (increase) decrease in interest
      bearing deposits with banks                      1,712,198     ( 6,420,385)
     Purchases of Available-for-sale-securities     (  1,432,843)    ( 1,225,000)
   Proceeds from maturities and calls of
      securities                                       4,231,613       8,906,428
   Proceeds from sales of available for sale
      securities                                         196,577          22,970
   Net (increase) decrease in loans                 (  7,705,410)    ( 3,275,765)
   Proceeds from sale of Other real estate owned          52,729          65,085
   Purchases of bank premises & equipment (net)     (     57,256)    (    93,666)
   Purchase of investment in insurance company      (      8,000)    (    25,000)
   Sale of other bank stock                              321,900               0
                                                     -----------      ----------
Net cash provided (used) by investing activities    (  2,688,492)    ( 2,045,333)
                                                     -----------      ----------
Cash flows from financing activities:
   Net increase (decrease) in deposits                   358,812       4,788,370
   Net increase (decrease) in other borrowings      (      4,320)    (   772,048)
   Cash dividends paid                              (    424,000)    (   376,000)
                                                     -----------      ----------
Net cash provided (used) by financing activities    (     69,508)      3,640,322
                                                     -----------      ----------
Net increase (decrease) in cash & cash
   equivalents                                      (  1,910,954)      2,610,185
Cash & cash equivalents, beginning balance            11,400,929       4,020,479
                                                     -----------      ----------
Cash & cash equivalents, ending balance              $ 9,489,975     $ 6,630,664
                                                     ===========     ===========

     The accompanying notes are an integral part of these condensed financial statements.


                    FNB FINANCIAL CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SEPTEMBER 30, 2002
                         (UNAUDITED)

REVIEW OF INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2002 and 2001 have been reviewed by independent certified public accountants. Their report on their review is attached as
Exhibit 99 to this 10-Q.

NOTE 1 - BASIS OF PRESENTATION

The financial information presented at and for the nine months ended September 30, 2002 and September 30, 2001 is unaudited. Information presented at December 31, 2001, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

                    FNB FINANCIAL CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

SUMMARY

Net income for the first nine months of 2002 was $ 892,279 compared to $ 734,902 for the first nine months of 2001. This represents an increase of $ 151,377 or 21.4% from 2001. Net income on an adjusted per share basis for the first nine months of 2002 was $ 1.12 which is an increase of $ 0.20 from the $ 0.92 per share for the nine months ended September 30, 2001.

NET INTEREST INCOME

Total interest and dividend income for the first nine months of 2002 was $ 6,190,288 compared to $ 6,655,285 for the first nine months of 2001, a decrease of $ 464,997.

This decrease was due primarily to the downward trend of effective yields on earning assets as rates continue to be well below yields realized in 2001. Although the loan portfolio has grown by $ 11,543,918 or 13.2% over totals at the end of the first nine months of 2001, the decreasing interest rate environment along with a shift of earning assets from investments to Federal funds has resulted in a 7.0% decrease in total interest income from first nine months of 2001.

Due to the depressed interest rate environment, investment securities with call features have been exercised by the issuer resulting in excess funds being invested in lower yielding federal funds until such time as they can be invested in loans or other securities. This situation has improved during the second and third quarters of 2002 as loan demand increased and allowed the bank to place some excess funds into higher yielding loans.

In order to sustain desired net interest margins, deposit rates were lowered to decrease our funding costs.

Interest expense for the nine months ended September 30, 2002, was $ 2,844,362, a decrease of $ 768,282 from the $ 3,612,644 for the same period in 2001. Total deposits increased $ 3,900,334 from totals at September 30, 2001. This increase was concentrated in demand deposit accounts. This coupled with the aforementioned general reduction in deposit rates decreased the cost of funds enough to more than compensate for the decrease in interest income and allowed us to produce a 10% increase in net interest income over first nine months of 2001.

The tax-adjusted net interest margin has increased 31 basis points for the first nine months of 2002 from that of the first nine months of 2001. Management will continue to competitively price its loan and deposit products while maintaining desired net interest spreads.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                      2002    2001
                                                      (000 Omitted)
Allowance for loan losses beginning of the year      $ 882   $ 811
   Loans charged-off during the year
      Real estate mortgages                             39      18
      Installment loans                                 68      64
      Commercial and all other                           0       1
                                                     -----   -----
         Total charge offs                             107      83
                                                     -----   -----
   Recoveries of loans previously charged-off:
      Real estate mortgages                              9       0
      Installment loans                                 16      13
      Commercial and all other                           0       0
                                                     -----   -----
         Total recoveries                               25      13
                                                     -----   -----
   Net loans charged-off (recovered)                    82      70
   Provision for loan losses charged to operations     103     108
                                                     -----   -----
         Allowance for loan losses, September 30     $ 903   $ 849
                                                     =====   =====

We utilize a comprehensive systematic review of our loan portfolio on a quarterly basis in order to determine the adequacy of the Allowance for Loan losses. Each quarter the loan portfolio is categorized into various Pools as follows:

POOL #1   Specific allowances for any individually identified
             trouble loans
POOL #2   Commercial and Industrial
POOL #3   Commercial and Industrial -- Real Estate Secured
POOL #4   Consumer Demand and Installment
POOL #5   Guaranteed Loans and Farmers and Commercial
POOL #6   Consumer Mortgage and Home Equity
POOL #7   Real Estate Secured -- Farmland
POOL #8   Off-Balance Sheet Commitments

Lines of credit and non-secured commercial loans with balances of $ 100,000 and over are individually reviewed. Also, loans that are 90 days or more past due or have been previously classified as substandard are individually reviewed. Allocations to the Allowance for Loan Losses are based upon classifications assigned to those loans.

Loan classifications utilized are consistent with OCC regulatory guidelines and are as follows:

                                 Allowance Factors
                                 -----------------
               Loss                  Charge-off
               Doubtful               20% - 50%
               Substandard            10% - 20%
               Special Mention         5% - 10%
               Watch                   1% -  5%

The remaining portion of the Pools are evaluated as groups with allocations made to the Allowance based on historical loss experience, current and anticipated trends in delinquencies, and general economic conditions within the bank's trading area.

In addition to the aforementioned internal loan review, the Bank engages an outside Firm to conduct annually an independent loan review in order to validate the methodologies used internally and to independently test the adequacy of the Allowance for Loan Losses.

Delinquencies are well below peer group averages and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact operations, liquidity or capital.

NON-INTEREST INCOME AND EXPENSES

Total non-interest income for the first nine months of 2002 increased $ 36,772 over totals for the first nine months of 2001 due to service charges on deposit accounts, trust referral income and net earnings from the Company's investment in CBIA, which is a joint venture with several other community banks to provide property and casualty insurance products. Operating expenses for the period ended September 30, 2002, were $ 2,575,680, a $ 35,095 increase from the operating expenses incurred for the same period in 2001 of $ 2,540,585. This increase was mainly the result of personnel changes.

INCOME TAX EXPENSE

Our income tax provision for the first nine months of 2002 was $ 307,912 as compared to $ 155,327 for the first nine months of 2001. We continue to operate with a marginal tax rate of 34% throughout 2002. The effective income tax rate for the first nine months of 2002 was 25.6%, a 8.1% increase compared to 17.5% for the first nine months of 2001.

BALANCE SHEET AND EQUITY CHANGES

Total assets as of September 30, 2002, were $ 133,022,048, an increase of $ 861,532 from the period ending December 31, 2001, representing an increase of 0.6%. This increase was primarily due to increases in loans. Loans as of September 30, 2002, were $ 98,672,896 compared to $ 91,050,008 as of December 31, 2001, an increase of $ 7,622,888 or 8.4%, a result of commercial loan settlements.

Total equity as of September 30, 2002, was $ 14,195,740, 10.7% of total assets, as compared to $ 13,387,997, 10.13% of total assets as of December 31, 2001.

The Company's risk based capital ratios continue to exceed regulatory minimum requirements.

CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the company concluded that the company's disclosure controls and procedures were adequate.

(b)	Changes in internal controls.  The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the chief executive and chief financial officers.

	PART II - OTHER INFORMATION

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------
          None

Item 2 - Changes in Securities
------------------------------
          None

Item 3 - Defaults Upon Senior Securities
----------------------------------------
          Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
          None

Item 5 - Other Information
--------------------------
         None

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
         a.   Exhibits:

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




Date November 12, 2002         /s/John C. Duffey
     -----------------         --------------------------------
                               John C. Duffey, President
                               and Director of the Company and
                               President/CEO of the Bank)
                               (Duly Authorized Officer)



Date November 12, 2002         /s/Dale M. Fleck
     -----------------         --------------------------------
                               Dale M. Fleck
                               Controller of the Bank
                               (Principal Financial &
                               Accounting Officer)

                          CERTIFICATION


I, John C. Duffy, President and CEO, certify, that:
   --------------------------------

	1.	I have reviewed this quarterly report on Form 10-Q of
FNB Financial Corporation.
-------------------------

	2.	Based on my knowledge, the quarterly report does not
contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

	3.	Based on my knowledge, the financial statements, and
other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

	4.	The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

	(a)	designed such disclosure controls and procedures
to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

	(c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date.

	5.	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	(a)	all significant deficiencies in the design or
operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls.

	6.	The registrant's other certifying officer and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002           By:/s/John C. Duffey
       ----------------------         -----------------------
                                      John C. Duffey
                                      President & CEO
                                      (Principal Executive
                                      Officer)

                         CERTIFICATION


I, Dale M. Fleck, Controller, certify, that:
   -------------------------
	1.	I have reviewed this quarterly report on Form 10-Q of
FNB Financial Corporation.
-------------------------
	2.	Based on my knowledge, the quarterly report does not
contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

	3.	Based on my knowledge, the financial statements, and
other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

	4.	The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

	(a)	designed such disclosure controls and procedures
to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

	(c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date.

	5.	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	(a)	all significant deficiencies in the design or
operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls.

	6.	The registrant's other certifying officer and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 12, 2002           By:/s/Dale M. Fleck
        ---------------------          ---------------------
                                       Dale M. Fleck
                                       Controller
                                       (Principal Financial
                                       Officer)

Exhibit 99

                  INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
FNB Financial Corporation
McConnellsburg, Pennsylvania


	We have reviewed the accompanying consolidated balance sheet of FNB Financial Corporation and Subsidiary as of September 30,
2002 and the related consolidated statements of income for the three and nine month periods ended September 30, 2002 and 2001 and consolidated statements of comprehensive income for the nine months ended September 30, 2002 and 2001 and consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the corporation's management.

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

                          /s/ Smith Elliott Kearns & Company, LLC
                          ---------------------------------------
                          SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania
November 11, 2002

EXHIBIT 99.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




      In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Duffey, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

       (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.










                                  /s/  John C. Duffey
                                  ------------------------
                                  John C. Duffey
                                  Chief Executive Officer
                                  November 12, 2002

EXHIBIT 99.2



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




      In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dale M. Fleck, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

       (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.










                                  /s/  Dale M. Fleck
                                  ------------------------
                                  Dale M. Fleck
                                  Chief Financial Officer
                                  November 12, 2002