Form 10-K
period 2002-12-31
FNB FINANCIAL CORP /PA/
filed 2003-03-28
CIK 820222

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549-1004

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the fiscal year ended December 31, 2002.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee required]
For the transition period from         to
                               -------    -------

Commission file number 33-66014
                       --------

                             FNB FINANCIAL CORPORATION

              (Exact name of registrant as specified in its charter)

       COMMONWEALTH OF PENNSYLVANIA                      23-2466821
---------------------------------------------          -------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
  or organization)                                     Identification No.)

  101 Lincoln Way West, McConnellsburg, PA                  17233
---------------------------------------------          -------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:     717-485-3123
                                                        ------------

Securities Registered Pursuant to Section 12(b) of the Act:  None
Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Class                   Outstanding as of March 15, 2003
      ------------------------------       --------------------------------
      Common Stock, $0.315 Par Value                    800,000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrants as of March 15, 2003:

Common Stock, $ 0.315 par value - $ 18,000,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2002, are incorporated by reference into Parts I, II and IV. Portions of the proxy statement for the annual shareholders meeting to be held April 22, 2003, are incorporated by reference into Part III.

                              FNB FINANCIAL CORPORATION

                                      FORM 10-K

                                        INDEX

                                                                          Page
Part I

   Item 1.  Business                                                     2 - 10
   Item 2.  Properties                                                       10
   Item 3.  Legal Proceedings                                                10
   Item 4.  Submission of Matters to a Vote of Security Holders              10

Part II

   Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters                                              11
   Item 6.  Selected Financial Data                                          11
   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              11
   Item 8.  Financial Statements and Supplementary Data                      11
   Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                           11

Part III

   Item 10.  Directors and Executive Officers of the Registrant              11
   Item 11.  Executive Compensation                                          11
   Item 12.  Security Ownership of Certain Beneficial Owners
             and Management                                                  11
   Item 13.  Certain Relationships and Related Transactions                  11
   Item 14.  Controls and Procedures                                    11 - 12

Part IV

   Item 15.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                        12 - 13

   Signatures                                                                14

   Certification of Chief Executive Officer required by Form 10-K            15

   Certification of Chief Financial Officer required by Form 10-K            16

PART I

Item 1. Business

Description of Business
-----------------------
FNB Financial Corporation (the Company), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").
The Company was incorporated on June 22, 1987, under the business corporation law of the Commonwealth of Pennsylvania for the purpose of becoming a bank holding company. Since commencing operations, the Company's business has consisted primarily of managing and supervising The First National Bank of McConnellsburg (the Bank) and its principal source of income has been dividends paid by the Bank. The Company has one wholly-owned subsidiary, the Bank.

The Bank was established in 1906 as a national banking association under the supervision of the Comptroller of the Currency, the Comptroller.
The Bank is a member of the Federal Reserve System and customers' deposits held by the Bank are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. The Bank is engaged in a full service commercial and consumer banking business including the acceptance of time and demand deposits and the making of secured and unsecured loans.
The Bank provides its services to individuals, corporations, partnerships, associations, municipalities, and other governmental bodies. As of December 31, 2002, the Bank had three (3) offices and (1) drive-up ATM located in Fulton County, one (1) branch office facility located in Fort Loudon, Franklin County Pennsylvania and one (1) branch office facility located in Hancock, Washington County, Maryland. During 1995 the Bank received regulatory approval from The Comptroller to purchase and assume the deposits, real estate, and building of the Fort Loudon Branch Office of Dauphin Deposit Bank located in Franklin County, Pennsylvania. Due to the location of this office, management and the Board felt the acquisition of this office was strategically important in order to officially expand the Bank's market area into the Franklin County,PA area and diversify its current primary market of Fulton County, PA. During 1996 the Bank received regulatory approval from the Comptroller to open its first interstate Branch office in Hancock, Maryland after management became aware of the closing of a branch office of First Federal Savings Bank of Western Maryland. This office is known as "Hancock Community Bank, A Division of The First National Bank of McConnellsburg". The location of this office is felt to be strategically important in order to expand the Bank's operations into Washington County, Maryland and northern Morgan County, West Virginia. This office is also the Bank's first supermarket branch office. In October 2000, the owner of the adjacent supermarket completed extensive renovations at which time the wall between the branch office and the supermarket was removed, allowing customers to enter the branch directly from the supermarket.

The Bank received permission from the Comptroller to expand its main office facilities in downtown McConnellsburg to allow for larger customer service, loan department, and data processing areas. This expansion was completed on September 1,1996, at a cost of approximately $1,700,000. In February 1999, the Bank purchased an adjacent property to the main office facility at 115 Lincoln Way West in downtown McConnellsburg from the Fulton Overseas Veterans Association. This site is 54' by 218' and has situated on it a three story building comprised of 4,577 usable square feet on the first floor and a 28' by 60' finished basement. The second and third stories of the building are not usable. The Bank has no immediate plans for this facility but felt it was a wise decision to purchase it for strategic planning purposes. The Bank has one wholly-owned subsidiary, First Fulton County Community Development Corporation, which is a Community Development Corporation formed under 12USC24/2CFR24 whose primary regulator is the Office of the Comptroller of the Currency, The Comptroller. The First Fulton County Community Development Corporation was incorporated with the Commonwealth of Pennsylvania on May 30, 1995. The primary business of this community development corporation is to provide and promote community welfare through the establishment and offering of low interest rate loan programs to stimulate economic rehabilitation and development for the
 Borough of McConnellsburg and the entire community of Fulton County, PA.

Competition
-----------
Our primary market area includes all of Fulton County and portions of Huntingdon, Bedford, and Franklin Counties, portions of Washington County, Maryland and portions of Morgan County, West Virginia. Our major competitor is a one bank holding company headquartered in McConnellsburg, Pennsylvania which has 7 branches located throughout Fulton, Franklin, and Huntingdon Counties. As of December 31, 2002, we were ranked second in total deposits when compared to our major competitor. Also, in this market area we compete with regionally-based commercial banks (all of which have greater assets, capital, and lending limits), savings banks, savings and loan associations, money market funds, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and with issuers of commercial paper and other securities.

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

Regulation and Supervision
--------------------------

FNB Financial Corporation (FNB) is a financial holding company, and is registered as such with the Board of Governors of the Federal Reserve System (the Federal Reserve Board). As a financial holding company, the Corporation may engage in, and acquire companies engaged in, activities that are considered "financial in nature", as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations. These activities include, among other things, securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, and merchant banking. If any banking subsidiary of the Corporation ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on the Corporation's ability to conduct the broader financial activities permissible for financial holding companies or, if the deficiencies persist, require the Corporation to divest the banking subsidiary. In addition, if any banking subsidiary of the Corporation receives a Community
Reinvestment Act rating of less than satisfactory, the Corporation would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The Corporation may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the Federal Reserve board after-the-fact notice of the new activities. The Gramm-Leach-Bliley Act also permits national banks, such as The First National Bank of McConnellsburg, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.

Interstate Banking and Branching. As the bank holding company, the Corporation is required to obtain prior Federal Reserve Board approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank, or savings association. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (Riegle-Neal), subject to certain concentration limits and other requirements, bank holding companies such as the Corporation may acquire banks and bank holding companies located in any state. Riegle-Neal also permits banks to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states. The ability of banks to acquire branch offices is contingent, however, on the host state having adopted legislation "opting in" to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that provision of Riegle-Neal.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Corporation, would, under the circumstances set forth in the presumption,constitute acquisition of control of the bank holding company.
In addition, a company is required to obtain the approval of the Federal
Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an aquiror that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a "controlling influence" over that bank holding company.

Operations of the First National Bank of McConnellsburg are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. Our operations are also subject to regulations of the Comptroller, the Federal Reserve Board, and the FDIC. Our primary supervisory authority is the Comptroller, which regulates and examines us. The Comptroller has authority to prevent national banks from engaging in unsafe or unsound practices in conducting their businesses.

Legislation and Regulatory Changes
----------------------------------
From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company and its subsidiary, the Bank. Certain changes of potential significance to the Company which have been enacted recently are discussed below.

The Federal Reserve Board, the FDIC, and the Comptroller have issued risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8.0% (of which at least 3.0% must be in the form of common stockholders' equity). Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. On the basis of an analysis of the rules and the projected composition of the Company's consolidated assets, it is not expected these rules will have a material effect on the Company's business and capital plans. The company presently has capital ratios exceeding all regulatory requirements.

The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted in August 1989. This law was enacted primarily to improve the supervision of savings associations by strengthening capital, accounting, and other supervisory standards. In addition, FIRREA reorganized the FDIC by creating two deposit insurance funds to be administered by the
FDIC: the Savings Association Insurance Fund and the Bank Insurance Fund. Customers' deposits held by the Bank are insured under the Bank Insurance Fund. FIRREA also regulated real estate appraisal standards and the supervisory/enforcement powers and penalty provisions in connection with the regulation of the Bank.

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

Under FDICIA financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve Board Regulations. FDICIA also required the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions

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

Federal regulators issued regulations to implement the privacy provisions of the Gramm-Leach-Bliley Act (Financial Services Modernization Act). This new law requires banks to notify consumers about their privacy policies and to give them an opportunity to "opt-out" or prevent the bank from sharing "nonpublic personal information" about them with nonaffiliated third parties. Regulations became effective during 2001. We have developed privacy policies and procedures to provide timely disclosure of such policies and a convenient means for consumers to opt out of the sharing of their information with unaffiliated third parties.

We do not anticipate compliance with environmental laws and regulations to have any material effect on their respective capital, expenditures, earnings, or competitive position.

Employees
---------
As of December 31, 2002, we employed 52 persons on a full-time equivalent basis.

Statistical Data
----------------
Computation of our regulatory capital requirements for the periods
December 31, 2002 and December 31, 2001, on page 23 of the annual shareholders report for the year ended December 31, 2002, is incorporated herein by reference.


Loan Portfolio
--------------
We make loans to both individual consumers and commercial entities. The types offered include auto, personal, mortgage, home equity, school, home repair, small business, commercial, and home construction loans. Within these loans types, we make installment loans, which have set payments allowing the loan to be amortized over a fixed number of payments; demand loans, which have no fixed payment and which are payable in full on demand and are normally issued for a term of less than one year; and mortgage loans, which are secured with marketable real estate and have fixed payment amounts for a pre-established payment period.

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

We are neither dependent upon nor exposed to loan concentrations to a single customer or to a single industry, the loss of any one or more of which would have a material adverse effect on the financial condition of the Bank; however, a portion of the Bank's customers' ability to honor their contracts is dependent upon the construction and land development and agribusiness economic sector. As a majority of our loan portfolio is comprised of loans to individuals and businesses in Fulton County, Pennsylvania, a significant portion of our customers' abilities to honor their contracts is dependent upon the general economic conditions in, South Central Pennsylvania.

Loan Portfolio composition as of December 31, 2002 and December 31, 2001, on page 14 of the annual shareholders report for the year ended December 31, 2002, is incorporated herein by reference.

Maturities of loans as of December 31, 2002, on page 14 of the annual shareholders report for the year ended December 31, 2002, is incorporated herein by reference. Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due. Nonaccruing loans are comprised of loans that are no longer accruing interest income because of apparent financial difficulties of the borrower. Interest on nonaccruing loans is recorded when received only after past due principal and interest are brought current. Our general policy is to classify loans as nonaccrual when they become past due in principal and
interest for over 90 days and collateral is insufficient to allow continuation of interest accrual. At that time, the accrued interest on the nonaccrual loan is reversed from the current year earnings and interest is not accrued until the loan has been brought current in accordance with contractual terms.

Nonaccrual, Past Due and Restructured Loans as of December 31, 2002,
December 31, 2001, and December 31, 2000, on page 16 of the annual shareholders report for the year ended December 31, 2002, are incorporated herein by reference.


Allowance for Loan Loss Analysis
--------------------------------
The allowance for loan losses is maintained at a level to absorb potential future loan losses contained in the loan portfolio and is formally reviewed by us on a quarterly basis.

Management utilizes a comprehensive systematic review of our loan portfolio on a quarterly basis in order to determine the adequacy of the Allowance for Loan Losses. Each quarter the loan portfolio is categorized into various Pools as follows:

POOL #1   Specific allowances for any individually identified
          trouble loans
POOL #2   Commercial and Industrial
POOL #3   Commercial and Industrial - Real Estate Secured
POOL #4   Consumer Demand and Installment
POOL #5   Guaranteed Loans and Farmers and Commercial
POOL #6   Consumer Mortgage and Home Equity
POOL #7   Real Estate Secured - Farmland

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

In addition to the aforementioned internal loan review, the Bank engages an outside firm to annually conduct an independent loan review in order to validate the methodologies used internally and to independently test the adequacy of the Allowance for Loan Losses.

The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Our basis for the level of the allowance and the annual provisions is our evaluation of the loan portfolio, current and projected domestic economic conditions, the historical loan loss experience, present and prospective financial condition of the borrowers, the level of nonperforming assets, best and worst case scenarios of possible loan losses and other relevant factors. While we use available information to make such evaluations, future adjustments of the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Loans are charged against the allowance for loan losses when we believe that the collectibility of the principal is unlikely.

Activity in the allowance for loan losses and a breakdown of the allowance for loan losses as of December 31, 2002 and December 31, 2001, on page 15 and 16 of the annual shareholders report for the year ended December 31, 2002, are incorporated herein by reference.

Although loans secured by residential and non-residential mortgages comprise approximately 69% of the entire loan portfolio, until recently these mortgages have historically resulted in little or no loss. The allocation of the Allowance for Loan Losses for these mortgages is based upon this historical fact. Due to a more critical evaluation of our commercial, industrial, and agricultural loan portfolio, the allocation of the Allowance for Loan Losses for commercial, industrial, and agriculture loans has been set accordingly.

Deposits
--------
Time Certificates of Deposit of $ 100,000 and over as of December 31, 2002 and December 31, 201, totaled $ 13,395,000 and $ 12,396,000, respectively.

Maturities and rate sensitivity of total interest bearing liabilities as of December 31, 2002, on page 37 of the annual shareholders report for the year ended December 31, 2002, is incorporated herein by reference.


Returns on Equity and Assets
----------------------------
Returns on equity and assets and other statistical data for 2002, 2001, and 2000 on page 26 of the annual shareholders report for the year ended December 31, 2002, is incorporated herein by reference.

Item 2.   Properties

The physical properties where we conduct our business in the Commonwealth of Pennsylvania are all owned by us while the property where we conduct business in the State of Maryland is leased. The properties owned by us are as follows: the main office located at 101 Lincoln Way West, McConnellsburg, Pennsylvania, has been attached by a two story brick and frame addition, to a building located at 111 South Second Street, McConnellsburg, Pennsylvania, which houses the Bank's consumer loan department on the first floor and commercial loan department and future expansion space on the second floor; a property adjacent to the main office facility at 115 Lincoln Way West in downtown McConnellsburg comprised of a 54' by 218' city lot which has situated on it a three story building consisting of 4,577 usable square feet on the first floor, a 28' by 60' finished basement, second and third stories which are unusable and a detached garage; a branch office located on Route 522 South, Needmore, Pennsylvania; a property located at Routes 16 and 30 East, McConnellsburg, Pennsylvania, which contains a drive-up automatic teller machine and a five (5) lane drive-up branch accessible from both Route 30 and Route 16; and a branch office located at 30 Mullen Street, Fort Loudon, Pennsylvania, for which we received regulatory approval from the Office of the Comptroller of the Currency to purchase effective November 13, 1995.
The branch office leased by us in the state of Maryland is located in the Hancock Shopping Center at 343 North Pennsylvania Avenue in Hancock, Maryland next to a supermarket.


Item 3.   Legal Proceedings

In our opinion, there are no proceedings pending to which we are a party or to which our property is subject, which, if determined adversely to us would be material in relation to our retained earnings or financial condition. There are no proceedings pending other than ordinary routine litigation incident to our business. In addition, no material proceedings are known to be threatened or contemplated against us by government authorities.


Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for the Registrant's Common Stock and Related
             Stockholder Matters

Our common stock is not traded on a national securities exchange but is traded inactively in the over-the-counter market and is only occasionally and sporadically traded through local and regional brokerage houses.

The Stock Market Analysis and Dividends for 2002 and 2001 on page 38 of the annual shareholders report for the year ended December 31, 2002, is incorporated herein by reference.


Item 6.   Selected Financial Data

The Selected Five-Year Financial Data on page 26 of the annual shareholders report for the year ended December 31, 2002, is incorporated herein by reference.



Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Management's discussion and analysis of financial condition and results of operations on pages 31 through 38 of the annual shareholders report for the year ended December 31, 2002, is incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data


The financial statements and supplementary data, some of which is required under Guide 3 (Statistical Disclosures by Bank Holding Companies) are shown on pages 2 through 30 of the annual shareholders report for the year ended December 31, 2002, are incorporated herein by reference.

The Summary of Quarterly Financial Data on page 27 of the annual shareholders report for the year ended December 31, 2002, is incorporated herein by reference.


Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



                                     PART III

The information required by Items 10, 11, 12 and 13 is incorporated by reference from FNB Financial Corporation's definitive proxy statement for the 2003 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 14.  Controls and Procedures

The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Corporation's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act.

Changes in Internal Controls
----------------------------

Since the Evaluation Date, there have not been any significant changes in the Corporation's internal controls or in other factors that could significantly affect such controls.


                                     PART IV



Item 15.  Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

(a)  (1) - List of Financial Statements

           The following consolidated financial statements of FNB Financial Corporation and its subsidiary, included in the annual report of the registrant to its shareholders for the year ended December 31, 2002, are incorporated by reference in Item 8:


           Consolidated balance sheets - December 31, 2002, and 2001

           Consolidated statements of income - Years ended December 31, 2002, 2001, and 2000

           Consolidated statements of stockholders' equity -Years ended December 31, 2002, 2001, and 2000

           Consolidated statements of cash flows - Years ended December 31, 2002, 2001, and 2000

           Notes to consolidated financial statements - December 31, 2002

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

     (3) - Listing of Exhibits

           Exhibit (3)(i) Articles of incorporation
           Exhibit (3)(ii) Bylaws
           Exhibit (4) Instruments defining the rights of
              security holders including indentures
           Exhibit (10) Material Contracts
           Exhibit (13) Annual Report to Security holders
           Exhibit (21) Subsidiaries of the registrant
           Exhibit (99.1) Certification of Chief Executive Officer pursuant 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002
           Exhibit (99.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002

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

     Exhibit (10.0) Executive Supplemental Retirement Plan for select officers - incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999.

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

     Exhibit (21) Subsidiaries of the registrant - filed herewith.

     Exhibit (99.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

     Exhibit (99.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.


(d)  Financial Statement Schedules

     Schedule I - Marketable Securities - Other Investments Schedules of Marketable Securities included on pages 12 and 13 of the annual report of the registrant to its shareholders for the year ended December 31, 2002 are incorporated herein by reference.

     Schedule III - Condensed Financial Information of Registrant
     Condensed Financial Information of the Registrant included on page
     20 - 22 of the annual report of the registrant to its shareholders for the year ended December 31, 2002, is incorporated herein by reference.

     Schedule VIII - Valuation and Qualifying Accounts
     The schedule of the Allowance for Loan losses included on page 15 of the annual report of the registrant to its shareholders for the year ended December 31, 2002, is incorporated herein by reference.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FNB FINANCIAL CORPORATION
                                        ------------------------------
                                               (Registrant)

                                        /s/John C. Duffey   3/25/2003
                                        ------------------------------
                                        John C. Duffey         Date
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


                                        /s/Dale M. Fleck    3/25/2003
                                        ------------------------------
                                        Dale M. Fleck          Date

                                        Vice President, Controller &
                                        Chief Financial Officer
                                        (Principal Financial & Accounting
                                        Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/John C. Duffey       3/25/2003         /s/Harry D. Johnston     3/25/2003
----------------------------------        ------------------------------------
John C. Duffey             Date           Harry D. Johnston, D. O.  Date
Director, President & CEO                 Director, Vice President


/s/Patricia A. Carbaugh 3/25/2003         /s/Lonnie W. Palmer      3/25/2003
----------------------------------        ------------------------------------
Patricia A. Carbaugh      Date            Lonnie W. Palmer          Date
Director                                  Director


/s/Harvey J. Culler     3/25/2003         /s/D.A. Washabaugh, III  3/25/2003
----------------------------------        ------------------------------------
Harvey J. Culler          Date            D. A. Washabaugh, III     Date
Director, Chairman                        Director


/s/Paul T. Ott          3/25/2003         /s/Terry L. Randall      3/25/2003
----------------------------------        ------------------------------------
Paul T. Ott               Date            Terry L. Randall          Date
Director                                  Director

/s/Craig E. Paylor      3/25/2003
----------------------------------
Craig E. Paylor           Date
Director

                                   CERTIFICATION

I, John C. Duffey, certify that:

     1. I have reviewed this annual report on Form 10-K of FNB Financial Corporation;

     2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                           Date:  March 25, 2003
                                                  ----------------------------
                                           By:    /s/John C.Duffey
                                                  ----------------------------
                                                  John C. Duffey
                                                  President and Chief
                                                  Executive Officer,
                                                  Director

                                  CERTIFICATION

I, Dale M. Fleck, certify, that:

     1.  I have reviewed this annual report on Form 10-K of FNB Financial

         Corporation;

     2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                           Date:  March 25, 2003
                                                  ----------------------------
                                           By:    /s/Dale M. Fleck
                                                  ----------------------------
                                                  Dale M. Fleck
                                                  Vice President and Chief
                                                  Financial Officer,
                                                  (Principal Financial and
                                                  Accounting Officer)

                                                             EXHIBIT 13


                          FNB FINANCIAL CORPORATION

                        2002 ANNUAL FINANCIAL REPORT









                                C O N T E N T S


                                                                       Page

INDEPENDENT AUDITOR'S REPORT                                              1

CONSOLIDATED FINANCIAL STATEMENTS

  Balance sheets                                                          2
  Statements of income                                                    3
  Statements of changes in stockholders' equity                           4
  Statements of cash flows                                          5 and 6
  Notes to consolidated financial statements                         7 - 25

ACCOMPANYING FINANCIAL INFORMATION

  Selected five year financial data                                      26
  Summary of quarterly financial data                                    27
  Distribution of assets, liabilities and stockholders'
    equity, interest rates, and interest differential                    28
  Changes in net interest income                                         29
  Maturities of investment securities                                    30
  Management's discussion and analysis of financial condition and
    results of operations                                           31 - 39

                        INDEPENDENT AUDITOR'S REPORT



Board of Directors
FNB Financial Corporation
McConnellsburg, Pennsylvania


          We have audited the accompanying consolidated balance sheets of FNB Financial Corporation and its wholly-woned subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Financial Corporation and its wholly-owned subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


                                          /S/Smith Elliott Kearns & Company, LLC
                                          --------------------------------------






Chambersburg, Pennsylvania
February 14, 2003

           FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2002 and 2001

                                                      2002             2001
ASSETS

Cash and due from banks                            $ 3,650,351    $ 5,400,929
Federal funds sold                                           0      6,000,000
Interest-bearing deposits with banks                   968,266      2,572,574
Investment securities:
   Available for sale                               20,583,684     19,554,290
   Held to maturity (fair value $692,188 -
      2002; $ 1,088,460 - 2001)                        692,839      1,114,764
Federal Reserve, Atlantic Central Banker's
   Bank and Federal Home Loan Bank stock               666,000        833,700
Loans, net of unearned discount and allowance
   for loan losses                                 100,526,867     90,167,678
Bank building, equipment, furniture
   and fixtures, net                                 2,723,375      2,914,416
Accrued interest and dividends receivable              658,856        619,464
Deferred income taxes                                   51,703        160,529
Other real estate owned                                 66,512        103,568
Cash surrender value of life insurance               2,405,020      2,313,129
Other assets                                           371,932        405,475
                                                 -------------  -------------
         Total assets                            $ 133,365,405  $ 132,160,516
                                                 =============  =============
LIABILITIES

Deposits:
   Demand deposits                               $  13,930,687  $  13,343,930
   Savings deposits                                 30,520,623     32,659,787
   Time certificates                                65,934,931     65,647,473
   Other time deposits                                 306,118        311,190
                                                 -------------  -------------
      Total deposits                               110,692,359    111,962,380
Liability for borrowed funds                         7,232,659      5,403,458
Accrued dividends payable                              264,000        216,000
Accrued interest payable and
   other liabilities                                   999,564      1,190,681
                                                 -------------  -------------
         Total liabilities                         119,188,582    118,772,519
                                                 -------------  -------------

STOCKHOLDERS' EQUITY

Capital stock, common, par value $ .315;
   12,000,000 shares authorized; 800,000
   shares issued and outstanding                      252,000         252,000
Additional paid-in capital                          1,789,833       1,789,833
Retained earnings                                  11,746,170      11,124,857
Accumulated other comprehensive income                388,820         221,307
                                                 -------------  -------------
         Total stockholders' equity                14,176,823      13,387,997
                                                 -------------  -------------

         Total liabilities and
            stockholders' equity                $ 133,365,405   $ 132,160,516
                                                 =============  =============
                  The Notes to Consolidated Financial Statements
                     are an integral part of these statements.

            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME
                Years Ended December 31, 2002, 2001, and 2000

                                                 2002         2001         2000
Interest and Dividend Income
   Interest and fees on loans                 $7,292,537   $7,140,997   $6,902,812
   Interest on investment securities:
      Obligations of other U.S. Government
         agencies                                509,073      845,914    1,296,141
      Obligations of States and political
         subdivisions                            402,302      416,998      421,345
      Dividends on equity securities              25,519       59,123       61,901
   Interest on deposits with banks                54,609       39,117       49,664
   Interest on federal funds sold                 68,424      265,496       22,725
                                              ----------   ----------   ----------

                                               8,352,464    8,767,645    8,754,588
Interest Expense
   Interest on borrowed funds                    335,318      333,299      455,828
   Interest on deposits                        3,388,181    4,343,347    4,240,673
                                              ----------   ----------   ----------

      Net interest income                      4,628,965    4,090,999    4,058,087
Provision for Loan Losses                        142,000      144,000      231,319
                                              ----------   ----------   ----------
   Net interest income after provision
      for loan losses                          4,486,965    3,946,999    3,826,768
                                              ----------   ----------   ----------

Other Income
   Service charges on deposit accounts           200,470      217,431      181,902
   Other service charges, collection and
      exchange charges, commissions and fees     305,406      366,337      283,232
   Other income, net                             143,217      137,375      159,272
   Securities gains (losses)                      44,776       17,986         (474)
                                              ----------   ----------   ----------
                                                 693,869      739,129      623,932
                                              ----------   ----------   ----------
Other Expenses
   Salaries and wages                          1,428,559    1,432,292    1,341,280
   Pensions and other employee benefits          378,011      363,253      355,250
   Net occupancy expense of bank premises        250,214      256,186      252,023
   Furniture and equipment expenses              257,403      284,372      269,592
   Other operating expenses                    1,179,918    1,089,383    1,048,825
                                              ----------   ----------   ----------
                                               3,494,105    3,425,486    3,266,970
                                              ----------   ----------   ----------
      Income before income taxes               1,686,729    1,260,642    1,183,730
                                              ----------   ----------   ----------
   Applicable income taxes                       473,416      255,511      229,149
                                              ----------   ----------   ----------

      Net income                              $1,213,313   $1,005,131     $954,581

Earnings per share of common stock:
      Net income                                   $1.52        $1.26        $1.19


Weighted average shares outstanding              800,000      800,000      800,000

                  The Notes to Consolidated Financial Statements
                     are an integral part of these statements.

                 FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      Years Ended December 31, 2002, 2001, and 2000



                                                                          Accumulated

                                                Additional                   Other         Total
                                     Common      Paid-in      Retained   Comprehensive   Stockholders'
                                     Stock      Capital       Earnings    Income (Loss)    Equity
Balance, December 31, 1999           $ 252,000  $ 1,789,833  $ 10,125,145 ($ 966,241)   $ 11,200,737

Comprehensive income:
   Net income                                0            0       954,581          0         954,581
   Changes in unrealized gain
     on securities available for
     sale, net of taxes of
     $ 437,213                               0            0             0    848,709         848,709
                                                                                        ------------
Total comprehensive income                                                                 1,803,290
                                                                                        ------------
   Cash dividends declared on
     common stock ($ .57
     per share)                              0            0      (456,000)         0        (456,000)
                                     ---------  -----------  ------------  ---------   -------------
Balance, December 31, 2000             252,000    1,789,833    10,623,726   (117,532)     12,548,027

Comprehensive income:
   Net income                                0            0     1,005,131          0       1,005,131
   Changes in unrealized gain
     on securities available for

     sale, net of taxes of
     $ 174,553                               0            0             0    338,839         338,839
                                                                                        ------------
Total comprehensive income                                                                 1,343,970
                                                                                        ------------
   Cash dividends declared on
     common stock ($ .63
     per share)                              0            0      (504,000)         0        (504,000)
                                     ---------  -----------  ------------  ---------   -------------
Balance, December 31, 2001             252,000    1,789,833    11,124,857    221,307      13,387,997

Comprehensive income:
   Net income                                0            0     1,213,313          0       1,213,313
   Changes in unrealized gain
     on securities available for

     sale, net of taxes of
     $ 86,293                                0            0             0    167,513         167,513
                                                                                        ------------
Total comprehensive income                                                                 1,380,826
                                                                                        ------------

   Cash dividends declared on
     common stock ($ .74
     per share)                              0            0      (592,000)         0        (592,000)
                                     ---------  -----------  ------------  ---------   -------------
Balance, December 31, 2002            $252,000   $1,789,833   $11,746,170   $388,820     $14,176,823
                                     =========  ===========  ============  =========   =============


                  The Notes to Consolidated Financial Statements
                     are an integral part of these statements.

               FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 2002, 2001, and 2000

                                                                2002           2001         2000
Cash flows from operating activities:
   Net income                                               $ 1,213,313    $ 1,005,131    $ 954,581
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                                260,581        300,331      288,168
   Provision for loan losses                                    142,000        144,000      231,319
   Deferred income taxes                                         22,532        (43,758)     (52,037)
   (Gain) loss on sale of other real estate                     (15,673)        19,038          805
   Increase in cash surrender value of life insurance           (91,891)      (103,214)    (102,811)
   (Gain) loss on sales/maturities of investments               (44,776)       (17,986)         474
   (Gain) loss on disposal of equipment                               0              0         (865)
   (Increase) decrease in accrued interest receivable           (39,392)       169,929     (102,134)
   Increase (decrease) in accrued interest
     payable and other liabilities                             (191,117)       113,862      215,305
   (Increase) decrease in other assets                           33,543        (43,445)     (84,490)
                                                           ------------    -----------    ---------
Net cash provided by operating activities                     1,289,120      1,543,888    1,348,315
                                                           ------------    -----------    ---------
Cash flows from investing activities:
   Net (increase) decrease in interest bearing
     deposits with banks                                      1,604,308     (1,794,028)     (55,453)
   Maturities of held-to-maturity securities                    421,925         93,071      461,877
   Proceeds from sales of available-for-sale securities         942,253         38,720            0
   Maturities of available-for-sale securities                3,840,642     10,107,008    2,742,252
   Purchases of available-for-sale securities                (5,513,706)    (2,400,118)    (140,076)
   Proceeds from sales of other real estate owned               119,241         46,047      274,087
   Net (increase) in loans                                  (10,567,701)    (7,199,505)  (7,480,801)
   Sale (purchase) of other bank stock                          167,700              0     (152,500)
   Purchases of bank premises and equipment, net                (69,540)      (131,082)    (222,058)
   Proceeds from sale of equipment                                    0              0    1,206
                                                           ------------    -----------    ---------
Net cash (used) by investing activities                      (9,054,878)    (1,239,887)  (4,571,466)
                                                           ------------    -----------    ---------
Cash flows from financing activities:
   Net increase (decrease) in deposits                       (1,270,021)     8,329,892    4,302,552
   Cash dividends paid                                         (544,000)      (480,000)    (436,000)
   Net short-term borrowings                                  1,835,000              0   (2,933,000)
   Proceeds from long-term borrowings                                 0              0   12,250,000
   Principal payments on long-term borrowings                    (5,799)      (773,443)  (9,505,095)
                                                           ------------    -----------    ---------
Net cash provided by financing activities                       $15,180     $7,076,449   $3,678,457
                                                           ============    ===========    =========

                  The Notes to Consolidated Financial Statements
                     are an integral part of these statements.

                FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

Years Ended December 31, 2002, 2001, and 2000


                                                                2002           2001         2000

Net increase (decrease) in cash and cash equivalents        ($ 7,750,578)  $  7,380,450   $   455,306

Cash and cash equivalents, beginning balance                  11,400,929      4,020,479     3,565,173
                                                             -----------    -----------    ----------
Cash and cash equivalents, ending balance                    $ 3,650,351   $ 11,400,929   $ 4,020,479
                                                             ===========    ===========    ==========


Supplemental disclosure of cash flows information:

   Cash paid during the year for:

      Interest                                               $ 3,874,078   $ 4,766,560    $ 4,610,819

      Income taxes                                               321,247       345,860        167,419




Supplemental schedule of noncash investing and financing activities:

   Unrealized gain on securities
     available-for-sale, net of income tax effect            $   167,513   $   338,839    $   848,709
   Other real estate acquired in settlement of loans              66,512             0        274,389






                  The Notes to Consolidated Financial Statements
                     are an integral part of these statements.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Significant Accounting Policies

Nature of Operations
--------------------
FNB Financial Corporation's primary activity consists of owning and supervising its subsidiary, The First National Bank of McConnellsburg, which is engaged in providing banking and bank related services in South Central Pennsylvania, and Northwestern Maryland. Its five offices are located in McConnellsburg (2), Fort Loudon and Needmore, Pennsylvania, and Hancock, Maryland.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The First National Bank of McConnellsburg. All significant intercompany transactions and accounts have been eliminated.

First Fulton County Community Development Corporation (FFCCDC) was formed as a wholly-owned subsidiary of The First National Bank of McConnellsburg. The purpose of FFCCDC is to serve the needs of low-to-moderate income individuals and small business in Fulton County under the Community Development and Regulatory Improvement Act of 1995.

Basis of Accounting
-------------------
The Corporation uses the accrual basis of accounting.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash Flows
----------
For purposes of the statements of cash flows, the Corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "Cash and Due From Banks" and "Federal Funds Sold". As permitted by Statement of Financial Accounting Standards No. 104, the Corporation has elected to present the net increase or decrease in deposits in banks, loans and deposits in the Statements of Cash Flows.

Investment Securities
---------------------
The Corporation's investments in securities are classified in three categories and accounted for as follows:

* Trading Securities. Securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income.

* Securities to be Held to Maturity. Bonds and notes for which the Corporation has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.


* Securities Available for Sale. Securities available for sale consist of equity securities, and bonds and notes not classified as trading securities nor as securities to be held to maturity. These are securities that management intends to use as a part of its asset and liability management strategy and may be sold in response to changes in interest rates, resultant prepayment risk and other related factors. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in other comprehensive income until realized. Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

Fair values for investment securities are based on quoted market prices.

The Corporation had no trading securities in 2002 or 2001.

Federal Reserve Bank, Atlantic Central Banker's Bank, and
  Federal Home Loan Bank Stock
---------------------------------------------------------
These investments are carried at cost.  The Corporation is required to maintain minimum investment balances in these stocks, which are not actively traded and therefore have no readily determinable market value.

Other Real Estate Owned
-----------------------

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

Loans and Allowance for Possible Loan Losses
--------------------------------------------
Loans are stated at the amount of unpaid principal, reduced by unearned discount, deferred loan origination fees, and an allowance for loan losses. Unearned discount on installment loans is recognized as income over the terms of the loans by the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Amortization of premiums and accretion of discounts on acquired loans are recognized in interest income using the interest method over the period to maturity. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan's yield. The Corporation is amortizing these amounts over the contractual life of the related loans.

Nonaccrual/Impaired Loans
-------------------------
The accrual of interest income on loans ceases when principal or interest is past due 90 days or more and collateral is inadequate to cover principal and interest or immediately if, in the opinion of management, full collection is unlikely. Interest accrued but not collected as of the date of placement on nonaccrual status is reversed and charged against current income unless fully collateralized. Subsequent payments received either are applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal.

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

Bank Building, Equipment, Furniture and Fixtures and Depreciation
-----------------------------------------------------------------
Bank building, equipment, furniture and fixtures are carried at cost less accumulated depreciation. Expenditures for replacements are capitalized and the replaced items are retired. Maintenance and repairs are charged to operations as incurred. Depreciation is computed based on straight-line and accelerated methods over the estimated useful lives of the related assets as follows:

                                           Years

Bank building                             15-40
Equipment, furniture and fixtures          3-20
Land improvements                         10-20
Leasehold improvements                     7-20

Earnings Per Share
------------------
Earnings per common share were computed based upon weighted average shares of common stock outstanding of 800,000 for 2002, 2001, and 2000 after giving retroactive recognition to a two-for-one stock split issued September 1, 2000.

Intangibles
-----------


Identifiable intangible assets are amortized on a straight-line basis over fifteen years.

Federal Income Taxes
--------------------
As a result of certain timing differences between financial statement and federal income tax reporting, deferred income taxes are provided in the financial statements. See Note 7 for further details.

Advertising
-----------
The Corporation follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $ 52,267, $ 80,238, and $ 98,561 for 2002, 2001, and 2000, respectively.

Fair Values of Financial Instruments
------------------------------------
Generally accepted accounting principles requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all nonfinancial instruments are excluded from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.


The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

* Cash and Short-Term Instruments. The carrying amounts of cash and short-term instruments approximate their fair value.

* Securities to be Held to Maturity and Securities Available for Sale. Fair values for investment securities are based on quoted market prices.

* Loans Receivable. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

* Deposit Liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate certificates of deposit, and fixed-term money market accounts approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit and IRA's are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits.

* Short-Term Borrowings. The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

* Long-Term Borrowings. The fair value of the Corporation's long-term debt is estimated using a discounted cash flow analysis based on the Corporation's current incremental borrowing rate for similar types of borrowing arrangements.

* Accrued Interest. The carrying amounts of accrued interest approximate their fair values.

* Off-Balance-Sheet Instruments. The Corporation generally does not charge commitment fees. Fees for standby letters of credit and other off-balance-sheet instruments are not significant.

Comprehensive Income
--------------------

Under generally accepted accounting principles, comprehensive income is defined as the change in equity from transactions and other events from nonowner sources. It includes all changes in equity except those resulting from investments by stockholders and distributions to stockholders. Comprehensive income includes net income and certain elements of "other comprehensive income" such as foreign currency transactions; accounting for futures contracts; employers accounting for pensions; and accounting for certain investments in debt and equity securities.

The Corporation has elected to report its comprehensive income in the statement of stockholders' equity. The only element of "other comprehensive income" that the Corporation has is the unrealized gain or loss on available for sale securities.

The components of the change in net unrealized gains (losses) on securities were as follows:

                                           2002        2001       2000
Gross unrealized holding gains (losses)
   arising during the year              $ 298,582    $ 531,378 $ 1,285,448
Reclassification adjustment for
   (gains)/losses realized in
   net income                           (  44,776)  (   17,986)        474
Net unrealized holding gains (losses)
   before taxes                           253,806      513,392   1,285,922
Tax effect                              (  86,293)  (  174,553)(   437,213)
                                        ---------    ---------  ----------
Net change                              $ 167,513    $ 338,839  $  848,709
                                        =========    =========  ==========

Note 2.  Investment Securities

The amortized cost and fair values of investment securities available for sale at December 31 were:


                                                  Gross              Gross
                               Amortized        Unrealized        Unrealized            Fair
                                 Cost             Gains              Losses             Value
                                                           2002
Obligations of other U.S.
  Government agencies       $    5,597,609   $       170,358   $             0    $    5,767,967
Obligations of states and
  political subdivisions         8,315,356           368,502                 0         8,683,858
Mortgage-backed securities       5,472,039            51,219                 0         5,523,258
SBA Loan Pool certificates         509,858             3,175  (          1,278)          511,755
Equities in local bank stock        99,701             8,645  (         11,500)           96,846
                            --------------   ---------------   ---------------    --------------
   Totals                   $   19,994,563   $       601,899  ($        12,778)   $   20,583,684
                            ==============   ===============   ===============    ==============

                                                           2001
Obligations of other U.S.
  Government agencies       $    7,838,868   $       214,912  ($         2,034)   $    8,051,746
Obligations of states and
  political subdivisions         9,844,481           165,522  (         52,136)        9,957,867
Mortgage-backed securities         693,173             3,509  (            539)          696,143
SBA Loan Pool certificates         663,184             2,704  (          2,356)          663,532
Equities in local bank stock       179,271            18,231  (         12,500)          185,002
                            --------------   ---------------   ---------------    --------------
   Totals                   $   19,218,977   $       404,878  ($        69,565)   $   19,554,290
                            ==============   ===============   ===============    ==============




The amortized cost and fair values of investment securities held to maturity at December 31 were:



                                                  Gross              Gross
                               Amortized        Unrealized        Unrealized            Fair
                                 Cost             Gains              Losses             Value
                                                           2002
SBA loan pool certificates  $    427,220     $       1,857     ($      3,221)     $     425,856
Obligations of other U.S.
  government agencies            265,619               713                 0            266,332
                            ------------     -------------      ------------      -------------

      Totals                $    692,839     $       2,570     ($      3,221)     $     692,188
                            ============     =============      ============      =============
	2001
SBA loan pool certificates  $    551,033     $       2,255     ($      3,111)     $     550,177
Obligations of other U.S.
  government agencies            563,731                 0     (      25,448)           538,283
                            ------------     -------------      ------------      -------------

      Totals                $  1,114,764     $       2,255     ($     28,559)     $   1,088,460
                            ============     =============      ============      =============


The amortized cost and fair values of investment securities available for sale and held to maturity at December 31, 2002 by contractual maturity, are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

                                        Securities Available                  Securities Held
                                 - - - - - - for Sale - - - - - -   - - - - - - to Maturity- - - - - -
                                 Amortized              Fair         Amortized             Fair
                                    Cost                Value           Cost               Value

Due in one year or less          $    4,394,896   $    4,470,546    $              0    $            0
Due after one year through
  five years                          7,377,542        7,753,008                   0                 0
Due after five years through
  ten years                           1,671,345        1,750,234                   0                 0
Due after ten years                     469,182          478,037             265,619           266,332

                                 --------------   --------------    ----------------    --------------
                                     13,912,965       14,451,825             265,619           266,332
Mortgage-backed securities            5,472,039        5,523,258                   0                 0
SBA loan pool certificates              509,858          511,755             427,220           425,856
Equities in local bank stock             99,701           96,846                   0                 0
                                 --------------   --------------    ----------------    --------------
      Totals                     $   19,994,563   $   20,583,684    $        692,839    $      692,188
                                 ==============   ==============    ================    ==============

Proceeds from sales of investment securities available for sale during 2002 were $ 942,253. Gross losses on these sales were $ 3,156 and gross gains were $ 47,932. Related taxes were $ 15,224.

Proceeds from sales of investment securities available for sale during 2001 were $ 38,720. Gross losses on these sales were $ 0 and gross gains were $ 7,843. Related taxes were $ 2,667.

There were no sales of investment securities available for sale during 2000.

There were no sales of investment securities held-to-maturity in 2002, 2001, or 2000.

Investment securities carried at $ 4,459,332 and $ 5,828,486 at December 31, 2002 and 2001, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

Note 3.  Loans

Loans consist of the following at December 31:

                                                         2002                  2001
                                                              (000 omitted)
Real estate loans:
Construction and land development                  $          3,679    $          3,946
Secured by farmland                                           4,453               5,216
Secured by 1-4 family residential properties                 52,668              43,945
Secured by multi-family residential properties                1,781                 538
Secured by nonfarmland nonresidential properties             15,537              14,360
Loans to farmers (except loans secured
  primarily by real estate)                                   3,237               3,314
Commercial, industrial and state and political
  subdivision loans                                          10,690              10,392
Loans to individuals for household, family, or
  other personal expenditures                                 7,457               7,848
All other loans                                               2,099               1,812
                                                    ---------------     ---------------
Total loans                                                 101,601              91,371
Less:  Unearned discount on loans                               146                 321
Allowance for loan losses                                       928                 882
                                                    ---------------     ---------------
Net Loans                                           $       100,527     $        90,168
                                                    ===============     ===============

The following table shows maturities and sensitivities of loans to changes in interest rates based upon contractual maturities and terms as of December 31, 2002.

                                               Due Over
                                                1 But
    (000 omitted)                 Due Within   Within 5   Due Over  Nonaccruing

                                  1 Year        Years     5 Years      Loans	     Total
Loans at pre-determined
   interest rates                $   1,700    $ 10,154    $ 28,744    $ 149	    $   40,747
Loans at floating or
   adjustable interest rates        13,205       2,775      44,088      786	        60,854
      Total (1)                   $ 14,905    $ 12,929    $ 72,832    $ 935	     $ 101,601

(1) These amounts have not been reduced by the allowance for possible loan losses or unearned discount.

The Corporation has granted loans to its officers and directors, and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $ 1,121,995 and $ 1,139,616 at December 31, 2002 and 2001, respectively.
During 2002, $ 1,083,329 of new loans were made and repayments totaled
$ 1,100,950. During 2001, $ 2,362,817 of new loans were made and repayments totaled $ 2,835,935.

Outstanding loans to Corporate employees totaled $ 1,326,593 and $ 1,289,035 at December 31, 2002 and 2001, respectively.

Note 4.  Allowance for Loan Losses

	Activity in the allowance for loan losses is summarized as follows:

                                                     2002         2001           2000
Allowance for loan losses, beginning of the year   $    882     $    811      $    746

Loans charged-off during the year:
   Real estate mortgages                                 39           18            89
   Installment loans                                     88           90            90
   Commercial and all other loans                         0            1            24
                                                   --------     --------      --------
      Total charge-offs                                 127          109           203

Recoveries of loans previously charged-off:
   Real estate mortgages                                  9           18            12
   Installment loans                                     22           18            24
   Commercial and all other loans                         0            0             1
                                                   --------     --------      --------
      Total recoveries                                   31           36            37

   Net loans charged-off (recovered)                     96           73           166
   Provision for loan losses charged to
     operations                                         142          144           231
                                                   --------     --------      --------

Allowance for loan losses, end of the year         $    928     $    882     $     811
                                                   ========     ========      ========
Ratio of net charge-offs to average loans              0.10%        0.08%         0.20%
                                                   ========     ========      ========

A breakdown of the allowance for loan losses as of December 31 is as follows:

                            - - - - - - - 2002 - - - - - -     - - - - - - - 2001 - - - - - - -
                                                Percent of                           Percent of

                                                 Loans in                             Loans in
                            Allowance              Each        Allowance                Each
   (000 omitted)              Amount             Category       Amount                Category
Commercial, industrial
  and agriculture loans     $     645             21.71%       $     644               25.03%
1-4 family residential
  mortgages                       179             68.88%             131               64.40%
Consumer and
  installment loan                 55              9.41%              58               10.57%
Unallocated                        49              N/A                49                N/A
                            ---------            -------       ---------              -------
      Total                 $     928            100.00%       $     882              100.00%
                            =========            =======       =========              =======

Impairment of loans having a recorded investment of $ 803,043, $ 859,974 and $ 1,228,633 at December 31, 2002, 2001, and 2000 respectively, was recognized in conformity with generally accepted accounting principles. The average recorded investment in impaired loans was $ 828,615, $ 1,019,975, and $ 1,272,272 during 2002, 2001, and 2000, respectively. The total allowance for loan losses related to these loans was $ 241,000 at December 31, 2002 and $ 120,000 at both December 31, 2001 and 2000. Interest income on impaired loans of $ 77,330, $ 85,042, and $ 118,811 was recognized for cash payments received in 2002, 2001, and 2000, respectively.

Note 5.  Nonaccrual, Past Due and Restructured Loans

The following table shows the principal balances of nonaccrual loans as of December 31:


                                                     2002         2001           2000
Nonaccrual loans                                  $ 934,673    $ 491,659       $ 323,337
                                                  =========    =========       =========
Interest income that would have been
  accrued at original contract rates              $  85,292    $  43,468       $  31,633
Amount recognized as interest
  Income                                             56,361       28,545          22,933
                                                  ---------    ---------       ---------
      Foregone revenue                            $  28,931    $  14,923       $   8,700
                                                  =========    =========       =========

Loans 90 days or more past due (still accruing interest) were as follows at December 31:

                                                     2002         2001           2000
   (000 omitted)
Real estate mortgages                             $      91     $    228       $      30
Installment loans                                        47           45             112
Commercial and industrial                                53            0              41
                                                  ---------    ---------       ---------
      Total                                       $     191     $    273       $     183
                                                  =========    =========       =========

Note 6.  Bank Building, Equipment, Furniture and Fixtures

Bank building, equipment, furniture and fixtures consisted of the following at December 31:

                                                                  Accumulated          Depreciated
          Description                        Cost                Depreciation              Cost

                                                                      2002
Land                                   $        231,635      $              0    $        231,635
Bank building and improvements                3,287,975             1,311,784           1,976,191
Equipment, furniture and fixtures             2,464,010             1,992,824             471,186
Leasehold improvements                           64,028                19,665              44,363
                                       ----------------      ----------------    ----------------
                                       $      6,047,648      $      3,324,273    $      2,723,375
                                       ================      ================    ================
                                                                      2001

Land                                   $        231,635       $             0    $        231,635
Bank building and improvements                3,282,293             1,220,619           2,061,674
Equipment, furniture and fixtures             2,419,952             1,847,084             572,868
Leasehold improvements                           64,028                15,789              48,239
                                       ----------------      ----------------    ----------------
                                       $      5,997,908       $     3,083,492    $      2,914,416
                                       ================      ================    ================



Depreciation expense amounted to $ 260,581, $ 285,683, and $ 271,803 for 2002, 2001, and 2000, respectively.


Note 7.	Income Taxes

The components of federal income tax expense are summarized as follows:

                                              2002           2001           2000
Current year provision                     $ 450,884     $ 299,269      $ 281,186
Deferred income taxes resulting from:
   Differences between financial
     statement and tax depreciation charges   48,049    (    4,793)    (   14,708)
   Differences between financial
     statement and tax loan loss
     provision                            (   15,129)   (   24,758)    (   18,868)
   Differences between financial statement
     and tax retirement benefit expense   (   10,388)   (   14,207)    (   18,461)
                                           ---------     ---------      ---------
Applicable income tax                      $ 473,416     $ 255,511      $ 229,149
                                           =========     =========      =========

Federal income taxes were computed after adjusting pretax accounting income for nontaxable income in the amount of $ 537,475, $ 578,139, and $ 570,394 for 2002, 2001, and 2000, respectively.

A reconciliation of the effective applicable income tax rate to the federal statutory rate is as follows:

                                              2002           2001           2000
   Federal income tax rate                    34.0%           34.0%         34.0%
         Reduction resulting from:
      Nontaxable income                        5.9            13.7          14.6
                                              -----           -----         -----

         Effective income tax rate            28.1%           20.3%         19.4%
                                              =====           =====         =====

   Deferred income taxes at December 31 are as follows:

                                               2002           2001
         Deferred tax assets                $ 321,989      $ 296,472
         Deferred tax liabilities          (  270,286)    (  135,943)
                                            ---------      ---------

                                            $  51,703      $ 160,529
                                            =========      =========

The tax effects of each type of significant item that gives rise to deferred taxes are:

                                               2002           2001
Net unrealized (gains) losses on
  securities available for sale            ($ 200,301)    ($ 114,007)
Depreciation expense                       (   69,985)    (   21,936)
Retirement benefit reserve                     71,082         60,694
Allowance for loan losses                     250,907        235,778
                                           ----------      ---------

                                           $   51,703      $ 160,529
                                           ==========      =========


The Corporation has not recorded a valuation allowance for the deferred tax assets as management feels that it is more likely than not that they will be ultimately realized.

Note 8.  Employee Benefit Plans

The Corporation has a 401-K plan which covers all employees who have attained the age of 20 and who have completed six months of full-time service. The plan provides for the Corporation to match employee contributions to a maximum of 5% of annual compensation. The Corporation also has the option to make additional discretionary contributions to the plan based upon the Corporation's performance and subject to approval by the Board of Directors. The Corporation's total expense for this plan was $ 84,699, $ 94,923, and $ 105,078, for the years ended December 31, 2002, 2001, and 2000, respectively.

The Corporation adopted three supplemental retirement benefit plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Corporation. The estimated present value of future benefits to be paid totaled $ 209,066 and $ 178,512 at December 31, 2002 and 2001, respectively, which is included in other liabilities. Total annual expense for these plans amounted to $ 81,516, $ 55,656, and $ 54,406, for 2002, 2001, and 2000, respectively.

Note 9.  Deposits

Included in savings deposits are NOW and Super NOW account balances totaling $ 7,449,001 and $ 7,647,991 at December 31, 2002 and 2001, respectively.
Also included in savings deposits at December 31, 2002 and 2001 are Money Market account balances totaling $ 7,789,010 and $ 11,179,592, respectively.

Time certificates of $ 100,000 and over as of December 31 were as follows:

                                             2002           2001
   (000 omitted)
Three months or less                       $     960      $  1,304
Three months to six months                     1,385           855
Six months to twelve months                    1,954         1,533
Over twelve months                             9,096         9,004
                                           ---------      --------

         Total                             $  13,395      $ 12,696
                                           =========      ========


Interest expense on time deposits of $ 100,000 and over aggregated $ 658,000, $ 726,000, and $ 699,000 for 2002, 2001, and 2000, respectively.

At December 31, 2002 the scheduled maturities of certificates of deposit are as follows (000 omitted):


2003          $       19,877
2004                  15,209
2005                  14,242
2006                   6,678
2007                   9,929
              --------------
              $       65,935
              ==============

The Corporation accepts deposits of the officers, directors and employees of the corporation and its subsidiary on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers, directors and employees totaled$ 2,223,487 and $ 2,367,738 at December 31, 2002 and 2001, respectively.

The aggregate amount of demand deposit overdrafts reclassified as loan balances were $ 14,046 and $ 24,846 at December 31, 2002 and 2001, respectively.

Derivative Instruments

Included in time deposits are Index Powered Certificates of Deposit ("IPCD's") totaling $ 1,296,562 and $ 1,055,108 at December 31, 2002 and
2001, respectively. The IPCD product is offered through a program with the Federal Home Loan Bank (FHLB). The ultimate pay off at maturity, which is in five years, is the initial deposited principal plus the appreciation in the S&P 500 Index ("S&P Call Option"). The S&P Call Option is considered an embedded derivative designated as a non-hedging item. The change in fair value of the S&P Call Option resulted in gains of $ 219,023 and $ 16,347 for 2002 and 2001, respectively, which are included in other income.

In order to hedge its risk associated with the IPCD Product, the Corporation has entered into a derivative contract with the FHLB whereby the Corporation pays FHLB a fixed rate interest charge (ranging from 4.2% to 4.97%) in return for a guarantee that the FHLB will pay the Corporation the cash equivalent of the growth in the S&P 500 Index due at the IPCD maturity date. The change in fair value of the FHLB Derivative Contract resulted in losses of $ 176,702 and $ 7,615 for 2002 and 2001, respectively, which is included in other income.

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

                                                          Contract or
                                                        Notional Amount
                                                         (000 omitted)
                                                      2002           2001
Financial instruments whose contract amounts
      represent credit risk at December 31:
         Commitments to extend credit              $ 12,513       $ 12,494
         Commercial and standby letters of credit     2,230          1,644
                                                   --------       --------

                                                   $ 14,743       $ 14,138
                                                   ========       ========

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

Note 12.  FNB Financial Corporation (Parent Company Only) Financial
Information

The following are the condensed balance sheets, statements of income and statements of cash flows for the parent company.

                                   Balance Sheets
                                  December 31, 2003

          Assets                                    2002                2001
Cash                                          $          9,105    $        22,665
Interest-bearing deposits with banks                   165,897              6,395
Marketable equity securities
  available for sale                                    96,846            185,002
Investment in the First National Bank
  of McConnellsburg                                 14,162,837         13,368,499
Other assets                                            38,892             21,436
                                              ----------------    ---------------
      Total assets                            $     14,473,577    $    13,603,997
                                               ================    ===============

Note 12. FNB Financial Corporation (Parent Company Only) Financial Information (Continued)


                        Liabilities and Stockholders' Equity

          Assets                                    2002                2001
Dividends payable                             $       264,000     $       216,000
Other liabilities                                      32,754                   0
                                              ---------------     ---------------
                                                      296,754             216,000
Common stock, par value $ .315; 12,000,000
  shares authorized; 800,000 shares issued
  and outstanding                                     252,000             252,000
Additional paid-in capital                          1,789,833           1,789,833
Retained earnings                                  11,746,170          11,124,857
Accumulated other comprehensive income                388,820             221,307
                                               ---------------     ---------------
Total stockholders' equity                         14,176,823          13,387,997
                                               ---------------     ---------------
Total liabilities and stockholders' equity     $   14,473,577      $   13,603,997
                                               ==============      ==============

                                Statements of Income
                              Years Ended December 31
                                                  2002              2001                2000
Cash dividends from wholly-owned
  Subsidiary                               $       569,000     $       542,000     $       436,000
Interest on deposits with banks                        388                 303                 330
Dividend income - Marketable
  equity securities                                  4,641               5,369               5,938
Securities gains                                    42,691               7,843                   0
Miscellaneous income (loss)                         11,397     (         4,168)                  0
Equity in undistributed income of
  Subsidiary                                       621,158             503,389             540,277
                                                 1,249,275           1,054,736             982,545
Less:  holding company expenses                     35,962              49,605              27,964
                                            --------------      --------------     ---------------
       Net income                           $    1,213,313      $    1,005,131     $       954,581
                                            ==============      ==============     ===============

Note 12. FNB Financial Corporation (Parent Company Only) Financial Information (Continued)

                              Statements of Cash Flows
                               Years Ended December 31
                                                  2002              2001                2000
Cash flows from operating activities:
   Net income                              $    1,213,313      $    1,005,131      $       954,581
   Adjustments to reconcile net
     income to cash provided by
     operating activities:
       Equity in undistributed income
         of subsidiary                    (       621,158)    (       503,389)    (        540,277)
(Gain) on sales of investments            (        42,691)    (         7,843)                   0
(Increase) decrease in other assets       (        14,537)    (        17,857)    (          1,080)
Increase (decrease) in other liabilities           32,754     (         6,065)    (         10,238)
Net cash provided by operating activities         567,681             469,977              402,986
                                           --------------      --------------      ---------------
Cash flows from investing activities:
   Net (increase) decrease in interest bearing
     deposits with banks                  (       159,502)    (         6,096)               6,618
   Purchase of marketable equity securities
     available for sale                   (       143,866)                  0                    0
   Sales of marketable equity securities
     available for sale                           266,127              38,720                    0
                                           --------------      --------------      ---------------
Net cash provided (used) by investing
   Activities                             (        37,241)             32,624                6,618
                                           --------------      --------------      ---------------
Cash flows from financing activities:
   Cash dividends paid                    (       544,000)    (       480,000)     (       436,000)
                                           --------------      --------------      ---------------
Net increase (decrease) in cash           (        13,560)             22,601      (        26,396)
Cash, beginning balance                            22,665                  64               26,460
                                           --------------      --------------      ---------------
Cash, ending balance                       $        9,105      $       22,665       $           64
                                           ==============      ==============       ==============

Note 13.  Regulatory Matters

Dividends paid by FNB Financial Corporation are generally provided from the dividends it receives from its Subsidiary Bank. The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Office of the Comptroller of the Currency (OCC). Under such restrictions, the Corporation may not, without prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends that the Bank could declare without the approval of the OCC amounted to approximately
$ 3,690,009 and $ 3,056,386 at December 31, 2002 and 2001, respectively.

FNB Financial Corporation's balance of retained earnings at December 31, 2002 is $ 11,746,170 and would be available for cash dividends, although payment of dividends to such extent would not be prudent or likely. The Federal Reserve Board, which regulates bank holding companies, establishes guidelines which indicate that cash dividends should be covered by current period earnings.

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

                                       FNB Financial Corporation     Regulatory Minimum
                                             2002        2001          Requirements
Leverage ratio                              10.50%       9.88%               4%

Risk-based capital ratios:
   Tier I (core capital)                    15.63%      14.89%               4%

Combined Tier I and
   Tier II (core capital
   plus allowance for loan
   losses)                                  16.69%      15.90%               8%


As of December 31, 2002 the most recent regulatory exam from the Office of the Comptroller of the Currency categorized the Corporation as well capitalized under the regulatory frame work for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation's category.

Note 14.  Compensating Balance Arrangements

Required deposit balances at the Federal Reserve were $ 100,000 and $ 650,000 for 2002 and 2001, respectively. Required deposit balance at Atlantic Central Banker's Bank was $ 425,000 at December 31, 2002 and 2001. These balances are maintained to cover processing costs and service charges.

Note 15.  Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments were as follows at December 31:

                                - - - - - - - 2002 - - - - - - -    - - - - - - - 2001 - - - - - - -
                                    Carrying             Fair            Carrying         Fair
                                     Amount             Value             Amount         Value
FINANCIAL ASSETS
   Cash and due from banks      $   3,650,351      $   3,650,351    $   5,400,929      $   5,400,929
   Federal funds sold                       0                  0        6,000,000          6,000,000
   Interest-bearing deposits
       in banks                       968,266            990,976        2,572,574          2,589,534
   Securities available for sale   20,583,684         20,583,684       19,554,290         19,554,290
   Securities to be held to
       Maturity                       692,839            692,188        1,114,764          1,088,460
   Other bank stock                   666,000            666,000          833,700            833,700
   Loans receivable               100,526,867        100,695,330       90,167,678         92,256,899
   Accrued interest receivable        658,856            658,856          619,464            619,464

FINANCIAL LIABILITIES
   Time certificates               65,934,931         68,165,120       65,647,473         67,998,882
   Other deposits                  44,757,428         44,757,428       46,314,907         46,314,907
   Accrued interest payable           403,813            403,813          586,433            586,433
   Liability for borrowed funds     7,232,659          8,004,310        5,403,458          5,763,175


Note 16.  Liability for Borrowed Funds

Included in liabilities for borrowed funds at December 31 are borrowings from The Federal Home Loan Bank as follows:

      Type                Advance          Principal Outstanding
                          Amount             2002         2001      Interest Rate     Maturity Date
Convertible (1)        $ 2,250,000      $ 2,250,000    $ 2,250,000       6.23%         8/30/10
Convertible (1)          2,000,000        2,000,000      2,000,000       5.83%         8/10/10
Convertible (1)            500,000          500,000        500,000       5.98%         7/21/10
Convertible (1)            500,000          500,000        500,000       6.54%         7/12/10
Credit Line             17,750,000        1,835,000              0       1.31%        12/31/03
CIP/Term (2)               175,000          147,659        153,458       6.64%         7/14/17
                                        -----------    -----------
                                        $ 7,232,659    $ 5,403,458
                                        ===========    ===========

(1) Interest rates on Convertible Loans are fixed until the market rate reaches a pre-determined Comparative Rate/Index or Strike Rate/Index, at which time the interest rate becomes adjustable quarterly based upon the three month LIBOR rate. At the time any loan rate becomes adjustable, the Corporation has the option to repay the debt entirely without penalty or convert to a repayment schedule.

Note 16.  Liability for Borrowed Funds (Continue)

(2) The Corporation received Community Investment Program funding from the Federal Home Loan Bank of Pittsburgh for $ 175,000 at a fixed rate of 6.64% and an amortization term of 20 years. Required payments on this loan are as follows:

2003             $            6,214
2004                          6,639
2005                          7,094
2006                          7,737
2007                          8,098
Thereafter                  111,877
                 ------------------
                 $          147,659
                  ==================


The total maximum borrowing capacity from Federal Home Loan Bank at December 31, 2002 was $ 54,470,000. Collateral for borrowings at the Federal Home Loan Bank consists of various securities and the Corporation's 1-4 family mortgages with a total value of approximately $ 60,414,000.

Note 17.  Operating Lease

The Corporation leases its Hancock, Maryland office. The original lease term is ten years with three separate successive options to extend the lease for a term of five years each. Monthly rent is $ 1,800 and the lessee pays a proportionate share of other operating expenses. For the years ended December 31, 2002, 2001, and 2000, rent expense under this operating lease was $ 21,600 for each year. Required lease payments for the remaining four years are as follows:

2003             $   21,600
2004                 21,600
2005                 21,600
2006                 16,200
                 ----------

                 $   81,000
                 ==========


Note 18.  Commitments

In the fourth quarter of 2002, the Corporation entered into contracts with certain vendors for the replacement of its data processing and information technology system. Total cost of the project is estimated at $ 495,000. Open commitments on contractual obligations approximated $ 328,000 at December 31, 2002. Implementation of the new system is expected to be completed in the first quarter of 2003.

                 FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                           SELECTED FIVE YEAR FINANCIAL DATA

                                    2002         2001         2000         1999        1998
Results of Operations (000 omitted)
   Interest income                $ 8,352      $ 8,767      $ 8,755      $ 7,802     $ 7,721
   Interest expense                 3,723        4,676        4,697        4,119       4,112
   Provision for loan losses          142          144          231          190         475
                                  -------      -------      -------      -------     -------
   Net interest income after
     provision for loan losses      4,487        3,947        3,827        3,493       3,134
   Other operating income             693          739          624          621         530
   Other operating expenses         3,494        3,425        3,267        3,030       2,772
                                  -------      -------      -------      -------     -------
Income before income taxes          1,686        1,261        1,184        1,084         892
   Applicable income tax              473          256          229          181         110
                                  -------      -------      -------      -------     -------
      Net income                  $ 1,213      $ 1,005      $   955      $   903     $   782
                                  =======      =======      =======      =======     =======

Common Share Data

Per share amounts are based on weighted average shares of common stock outstanding of 800,000 for 2002, 2001, 2000, 1999, and 1998 after giving retroactive recognition to a two-for-one stock split issued September 1, 2000.

   Income before income taxes     $  2.11      $  1.58      $  1.48     $  1.36      $  1.12
   Applicable income taxes           0.59         0.32         0.29        0.22         0.14
   Net income                        1.52         1.26         1.19        1.13         0.98
   Cash dividend declared            0.74         0.63         0.57        0.50         0.41
   Book value (actual number
     of shares outstanding)         17.72        16.73        15.69       14.00        14.90
   Dividend payout ratio            48.79%       50.14%       47.76%      44.28%       41.43%

Year-End Balance Sheet Figures
  (000 omitted)

   Total assets                   $ 133,365    $ 132,161    $ 123,626   $ 117,929    $ 113,565
   Net loans                        100,527       90,168       83,112      76,137       61,901
   Total investment securities -
     Amortized cost                  20,687       20,334       28,154      31,900       35,348
   Deposits-noninterest bearing      13,931       13,344       11,798      10,959       10,819
   Deposits-interest bearing         96,761       98,618       91,834      88,371       89,685
   Total deposits                   110,692      111,962      103,632      99,330      100,504
   Total stockholders' equity        14,177       13,388       12,548      11,201       11,917

Ratios

   Average equity/average assets     10.30%       10.05%        10.15%     10.49%      10.53%
   Return on average equity           9.01%        7.74%         7.67%      7.53%       6.85%
   Return on average assets           0.93%        0.78%         0.78%      0.79%       0.72%

                FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                       SUMMARY OF QUARTERLY FINANCIAL DATA




The unaudited quarterly results of operations for the years ended
December 31, 2002 and 2001 are as follows:

                                        2002                                       2001
($ 000 omitted                      Quarter Ended                            Quarter Ended
except per share)         Mar.31   June 30   Sept. 30   Dec. 31   Mar.31   June 30   Sept. 30   Dec. 31
Interest income          $ 2,036   $ 2,073   $ 2,082    $ 2,161   $ 2,245  $ 2,222   $ 2,188    $ 2,112
Interest expense             982       931       931        879     1,236    1,217     1,160      1,063
                         -------   -------   -------    -------   -------  -------   -------    -------
   Net interest income     1,054     1,142     1,151      1,282     1,009    1,005     1,028      1,049

Provision for loan losses     30        36        37         39        36       36        36         36
                         -------   -------   -------    -------   -------  -------   -------    -------
   Net interest income
     after provision for
     loan losses           1,024     1,106     1,114      1,243       973      969       992      1,013
Other income                 181       162       163        142       143      170       169        239

Security gains (losses)        8         0        19         18         6        4         4          4
Other expenses               853       832       890        919       844      863       833        885
                         -------   -------   -------    -------   -------  -------   -------    -------
   Operating income
     before
     income taxes            360       436       406        484       278      280       332        371
Applicable income taxes       80        72       156        165        41       50        64        101
                         -------   -------   -------    -------   -------  -------   -------    -------
   Net income            $   280   $   364   $   250    $   319   $   237  $   230   $   268    $   270
                         =======   =======   =======    =======   =======  =======   =======    =======



Net income applicable
  to common stock
Per share data:
Net income               $  0.35   $  0.46   $  0.31    $  0.40   $  0.30  $  0.30   $  0.33    $  0.26

                    FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                    DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS
                     EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL
                              Years Ended December 31



                            Average                          Average                         Average
                            Balance     Interest  Rate       Balance     Interest  Rate      Balance     Interest    Rate
                        - - - - - - - 2002 - - - - - -     - - - - - - 2001 - - - - - - -     - - - - - 2000 - - - - - -
                                 (000 omitted)                    (000 omitted)                    (000 omitted)


ASSETS
Interest bearing
  deposits with banks
  and federal funds sold  $   5,870    $    123  2.18%      $   8,614   $    305  3.54%     $    1,200  $     72    6.00%
Investment securities        19,048         936   .91%         24,037      1,322  5.50%         30,571     1,780    5.82%
Loans                        96,209       7,293  7.58%         86,059      7,141  8.30%         80,900     6,903    8.53%
                          ---------    --------  -----      ---------   --------  -----     ----------  --------    -----
   Total interest
     earning assets         121,127    $  8,352  6.89%        118,710   $  8,768  7.39%     $  112,671  $  8,755    7.77%
                                       ========  =====                  ========  =====                 ========    =====
Cash and due from
  Banks                       3,743                             3,342                            3,746
Bank premises and
  Equipment                   2,827                             3,017                            3,072

Other assets                  2,854                             4,158                            3,200
                          ---------                         ---------                        ---------
   Total assets           $ 130,551                         $ 129,227                        $ 122,689
                          =========                         =========                        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing
  transaction accounts    $   6,876    $     49  0.70%      $   8,118   $     94  1.16%     $    8,148  $    109    1.34%
Money market deposit
  Accounts                    8,303         150  1.81%         11,830        366  3.09%          8,460        332   3.92%
Other savings deposits       15,299         190  1.24%         10,995        215  1.96%         11,095        256   2.31%
All time deposits            65,920       2,999  4.54%         65,214      3,669  5.63%         61,863      3,544   5.73%
Liability for borrowed
  Funds                       5,433         335  6.17%          5,410        333  6.16%          7,468        456   6.11%
                          ---------    --------  -----      ---------   --------  -----     ----------  --------    -----
     Total interest
        bearing
        liabilities         101,831       3,723  2.67%        101,567      4,677  4.60%         97,034      4,697   4.84%
                                       ========  =====                  ========  =====                 ========    =====
Demand deposits              14,172                            13,399                           12,047
Other liabilities             1,097                             1,274                            1,149
                          ---------                         ---------                        ---------
Total liabilities           117,100                           116,240                          110,230
Stockholders' equity         13,451                            12,987                           12,459
                          ---------                         ---------                        ---------
Total liabilities
  and stockholders'
  equity                  $ 130,551                         $ 129,227                        $ 122,689
                          =========                         =========                        =========

Net interest income/net
  interest margin                      $ 4,629   3.82%                  $ 4,091  3.45%                  $  4,058    3.59%
                                       ========  =====                  ========  =====                 ========    =====

Note: Average loan balances presented include loans placed on non-accrual status.

                FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                          CHANGES IN NET INTEREST INCOME



                               - - - - 2002 Compared to 2001 - - - -   - - - - 2001 Compared to 2000 - - -
                                                            Total                                  Total
                               Average     Average        Increase     Average       Average      Increase
   (000 omitted)               Volume       Rate         (Decrease)    Volume          Rate      (Decrease)
Interest Income
   Interest bearing deposits
     with banks and
     federal funds sold       ($   97)    ($   85)       ($   182)     $   445      ($   212)     $    233
   Investment securities      (   274)    (   112)       (    386)    (    380)     (     78)    (     458)
   Loans                          842     (   690)            152          440      (    202)          238
                               ------      ------         -------      -------       -------      --------
      Total interest income    $  471     ($  887)       ($   416)     $   505      ($   492)     $     13
                               ======      ======         =======      =======       =======      ========


Interest Expense
   Interest bearing
     transaction accounts     ($   14)    ($   31)       ($    45)     $     0      ($    15)    ($     15)
   Money market
     deposit accounts         (   109)    (   107)       (    216)         132      (     98)           34
   Other savings                   84     (   109)       (     25)    (      2)     (     39)    (      41)
   All time deposits               40     (   710)       (    670)         192      (     67)          125
   Liability for borrowed funds     2           0               2     (    126)            3     (     123)
                               ------      ------         -------      -------       -------      --------
Total interest expense         $    3     ($  957)       ($   954)     $   196      ($   216)    ($     20)
                               ======      ======         =======      =======       =======      ========
Net interest income                                       $   538                                 $     33
                                                           =======                                 ========

                 FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                           MATURITIES OF INVESTMENT SECURITIES
                                    December 31, 2002


The following table shows the maturities of investment securities at amortized cost as of December 31, 2002, and weighted average yields of such securities. Yields are shown on a taxable equivalent basis, assuming a 34% federal income tax rate.

(000 omitted)
                                 Within 1 Year     1-5 Years     5-10 Years     Over 10 Years     Total
Obligations of other U.S.
   Government agencies:
     Amortized cost             $       3,750      $   1,649     $      199     $         265     $  5,863
     Yield                               5.93%          5.88%          6.55%             7.50%        6.01%

Obligations of state and

   political subdivisions:
     Amortized cost                       645          5,729          1,472               469        8,315
     Yield                               4.32%          3.82%          4.09%             4.82%        3.97%

Mortgage-Backed securities
   and SBA Guaranteed Loan
   Pool Certificates (1):
      Amortized cost                        4             64            926             5,415        6,409
      Yield                              9.58%          5.41%          5.48%             4.40%        4.57%
                                -------------      ---------      ---------     -------------      --------
         Subtotal amortized
            Cost                        4,399          7,442          2,597             6,149       20,587
                                -------------      ---------      ---------     -------------      --------
         Subtotal yield                  5.70%          4.29%          4.77%             4.57%        4.74%
                                -------------      ---------      ---------     -------------      --------

Equity Securities                                                                                 $    100
Yield                                                                                                 1.70%
                                                                                                  ---------

   Total investment securities                                                                    $ 20,687
                                                                                                  ========
   Yield                                                                                              4.72%
                                                                                                  ========



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

RESULTS OF OPERATIONS

Overview

          Consolidated net income for 2002 was $ 1,213,313, a $ 208,182, or 20.7% increase from the net income for 2001 of $ 1,005,131, and an increase in 2001 net income of $ 50,550, or 5.3% from the net income of $ 954,581 for 2000. On a per share basis, net income for 2002 was $ 1.52, based upon average shares outstanding of 800,000, compared to $ 1.26 for 2001 and $ 1.19 for 2000.

Net Interest Income

          Total interest income decreased $ 416,000 from 2001 to 2002 and increased $ 13,000 from 2000 to 2001. Decreases in 2002 were due to reduction in rates while increases in 2001 were primarily due to volume increase in average earning assets. Average loans outstanding in 2002 increased 11.8% over 2001 as the bank continues to penetrate the Washington County, Maryland market. Average rates continued to decline throughout 2002 which caused a $ 690,000 decrease in earnings from loans compared to 2001. However, the aforementioned increase in volume of loans during 2002 compensated for the drop in rates and caused overall interest earnings from loans to increase $ 152,000 or 2.1% over 2001. Earnings on investments (excluding gains from sales) decreased 29.2% in 2002 compared to a 25.7% decrease in 2001. This decrease was a combination of a decrease in volume with available funds being directed into loans as investments rolled off and a decrease in average yields. Total average earning assets increased 2.0% in 2002 compared to 5.4% in 2001. Increases in earning assets during 2002 and 2001 were proportionately higher in loans, which typically produce higher yields than investments thus producing the higher earnings during 2002 and 2001.

          Interest from loans accounted for 87.3% of total interest income for 2002, as compared to 81.4% and 78.8% for 2001 and 2000, respectively.

          Total interest expense was $ 3,723,000 for 2002, a decrease of $ 954,000 over the $ 4,677,000 for 2001. The increase in total average deposits was .9% in 2002 compared to 7.8% in 2001. Overall growth was flat during 2002 with interest bearing demand deposits decreasing 23.9% and time deposits and savings increasing 1.1% and 39.1%, respectively. Although overall growth was flat during 2002, rates decreased 193 basis points which caused a decrease in interest expense on deposits of 22%. There were no significant changes in the level of borrowed funds resulting in interest expense on borrowed funds remaining consistent with 2001. The changes in volume of earning assets along with the decreased level of rates paid for deposits caused the overall net interest margin to increase from 3.45% in 2001 to 3.82% in 2002.

Allowance for Loan Losses and Related Provisions

          The loan loss provision is an estimated expense charged to earnings in anticipation of losses attributable to uncollectible loans.
The provision is based on our analysis of the adequacy of the allowance for loan losses. The provision for 2002 was $ 142,000, compared to $ 144,000 for 2001, and $ 231,319 for 2000.

          The changes in the allowance for loan losses are presented in Note 4 of the financial statements. Net change-offs in 2002 were $ 96,000 compared to $ 73,000 in 2001 and $ 166,000 in 2000, representing .1%, .08%
and .2% of average loans outstanding for 2002, 2001 and 2000, respectively.

          Impaired loans in 2002, 2001, and 2000 represent one credit relationship, details of which are presented in Note 4 to the financial statements. This loan is performing and is well collateralized.

          Management utilizes a comprehensive systematic review of our loan portfolio on a quarterly basis in order to determine the adequacy of the Allowance for Loan Losses. Each quarter the loan portfolio is categorized into various Pools as follows:

POOL #1   Specific allowances for any individually identified
             trouble loans
POOL #2   Commercial and Industrial
POOL #3   Commercial and Industrial - Real Estate Secured
POOL #4   Consumer Demand and Installment
POOL #5   Guaranteed Loans and Farmers and Commercial
POOL #6   Consumer Mortgage and Home Equity
POOL #7   Real Estate Secured - Farmland

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

          In addition to the aforementioned internal loan review, the Bank engages an outside firm to annually conduct an independent loan review in order to validate the methodologies used internally and to independently test the adequacy of the Allowance for Loan Losses.

          Delinquencies are well below peer group averages and management is not aware of any problem loans other than those disclosed herein that are indicative of trends, events, or uncertainties that would significantly impact operations, liquidity or capital.

Other Operating Income and Other Operating Expenses

          Other income represents service charges on deposit accounts, commissions and fees received for the sale of travelers' checks, money orders and savings bonds, fees for trust referrals, fees for investment services, securities gains, and losses, increases in cash surrender value of life insurance, and other income, such as safe deposit box rents. Other income decreased $ 45,000 or 6.1% for 2002 over 2001, and increased $ 115,000 or 18.4% for 2001 over 2000. The changes relate primarily to service charges and other fees related to deposits which fluctuated with the related changes in volumes of deposits discussed earlier.

          The noninterest expenses are classified into five main categories: salaries; employee benefits; occupancy expenses, which include depreciation, maintenance, utilities, taxes and insurance; equipment expenses, which include depreciation, rents and maintenance; and other operating expenses, which include all other expenses incurred in operating the Corporation.

          Overall personnel related expenses increased slightly in 2002 over 2001. Salaries and wages decreased as the result of changes in personnel during 2002. However, the cost of benefits increased resulting in an overall increase of .6% for 2002. Increases from 2000 to 2001 were primarily the result of compensation rate increases.

          Occupancy, furniture and equipment expenses were relatively consistent from 2000 through 2002. However, management has evaluated and revised its technology plan and will be converting the core processing applications to a new system in 2003, which management expects will increase equipment costs in 2003.

          Other expenses increased 8.3% in 2002 compared to 2001 and 3.9% in 2001 compared to 2000. Increases were primarily in processing costs, professional development, professional fees and directors benefits.

Income Taxes

           Applicable income taxes changed between 2000, 2001 and 2002 as a result of changes in pre-tax accounting income and taxable income. Details of income tax expense are presented in Note 7 to the financial statements.
As described in Note 1 of the Notes to Consolidated Financial Statements, deferred income taxes have been provided for timing differences in the recognition of certain expenses between financial reporting and tax purposes. Deferred income taxes have been provided at prevailing tax rates for such items as depreciation, provision for loan losses, deferred compensation, and unrealized gains and losses on investment securities available for sale as accounted for under SFAS 115. The marginal tax rate at which deferred taxes were provided during 2002 and 2001 is 34%. At December 31, 2002 and 2001, deferred taxes amounted to $ 51,703 and $ 160,529, respectively. If all timing differences reversed in 2003, the actual income taxes saved by the recognition of the aforementioned expenses would not be significantly different from the deferred income taxes recognized for financial reporting purposes.

           The current level of nontaxable investment and loan income is such that the Corporation is not affected by the alternative minimum tax rules.

CRITICAL ACCOUNTING POLICIES

           Bank policy related to the allowance for loan losses is considered to be a critical accounting policy because the allowance for loan losses represents a particularly sensitive accounting estimate. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the loan portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions.

           The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. The allowance is an amount management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

           Financial Accounting Standards Board (FASB) Standard 142, which was effective for years beginning after December 15, 2001, addressed the financial accounting and reporting for acquired goodwill and other intangible assets. It does not address intangibles acquired as part of business combinations which is addressed by FASB 141. This statement also addresses how goodwill and intangibles are accounted for after they have been initially recognized. Management has evaluated the impact of this statement on the consolidated financial statements and has determined it is not material.

           Financial Accounting Standards Board (FASB) Standard 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Corporation does not have any stock option plan, therefore, SFAS No. 148 will have no affect.

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

           In order to assure a constant and stable source of funds, we are a member of the Federal Home Loan Bank of Pittsburgh. This membership assures us the availability of both short term and long term fixed rate funds. As of December 31, 2002, we had borrowings of $ 7,232,659 from this institution and had readily available to us over $ 54,470,000 in additional borrowing capacity. As of December 31, 2001, we had borrowings of $ 5,403,458 from this institution and had readily available to us over $ 39,400,000 in additional borrowing capacity.

           The objective of managing interest rate sensitivity is to maintain or increase net interest income by structuring interest-sensitive assets and liabilities in such a way that they can be repriced in response to changes in market interest rates. Based upon contractual maturities of securities and the capability of NOW, Money Market, and Savings accounts, we have maintained a negative rate sensitivity position, in that, rate sensitive liabilities exceed rate sensitive assets. Therefore, in a period of declining interest rates our net interest income is generally enhanced versus a period of rising interest rates where our net interest margin may be decreased. In a period of declining interest rates, more securities with call features will most likely be called and will be reinvested into lower yielding investments resulting in the loss of higher interest earnings assets. However, during 2002, the run-off of investments was redirected into loans which produce higher yields than investments even in a declining interest rate environment. This shift in earning assets as evidenced by the change in the loan to deposit ratios of 79.6%, 78.5% and 87.0% for 2000, 2001 and 2002, respectively, aided in improving the net interest margins.

           Presently, interest rates are anticipated to remain depressed further resulting in a decreasing cost of deposits while a portion of our adjustable rate loans and securities continue repricing to lower interest rates. This decreasing interest rate environment and the possibility of lower interest rates in the future have resulted in increased liquidity in investment debt securities as call features of U. S. Government Agencies and State and Municipal subdivisions in the U. S. are anticipated to be exercised by the issuer. The anticipated result of this current position will be a decrease in the yield on earning assets. We have also undertaken the position of decreasing the cost of our interest-bearing liabilities, specifically Time Certificates of Deposit. Following these actions, we expect our net interest spread and interest margin to decrease slightly during the next few months. We continually review interest rates on those deposits which can be changed immediately, specifically NOW accounts, Money Market Accounts, and Savings Accounts to determine if interest rate changes are necessary to maintain our net interest spread and net interest margin.

           Our interest rate sensitivity analysis as of December 31, 2002, based upon our historical prepayment mortgage-backed securities, contractual maturities, and the earliest possible repricing opportunity for loans and deposits is as follows:

December 31, 2002 (000 omitted)
                                                  After 3    After 1
                                                    But        But
                                        Within 3  Within 12  Within 5   After 5
                                        Months    Months      Years      Years       Total
Rate Sensitive Assets:
   Investment securities
      (book value)                      $   680   $  3,819   $  7,442   $  8,746   $  20,687
   Interest-bearing balances
      due from banks                        292        481        195          0         968
   Loans                                  8,682      6,223     12,783     72,832     100,520
                                        -------   --------   --------   --------   ---------
                                        $ 9,654   $ 10,523   $ 20,420   $ 81,578   $ 122,175
                                        =======   ========   ========   ========   =========

Rate Sensitive Liabilities:
   NOW accounts and savings accounts   $ 30,521   $      0   $      0   $      0   $  30,521
   Time deposits                          6,222     13,655     46,058          0      65,935
   Other time deposits                        0        306          0          0         306
   Other borrowed money                       0      1,841         30      5,362       7,233
                                        -------   --------   --------   --------   ---------
                                       $ 36,743   $ 15,802   $ 46,088   $  5,362   $ 103,995
                                        =======   ========   ========   ========   =========
Interest sensitivity gap              ($ 27,089) ($  5,279) ($ 25,668)  $ 76,216   $  18,180
Cumulative interest sensitivity gap   (  27,089) (  32,368) (  58,036)    18,180
RSA/RSL - cumulative                  (    0.26) (    0.38) (    0.41)      1.17

          We have risk management policies to monitor and limit exposure to market risk. By monitoring reports which assess our exposure to market risk, we strive to enhance our net interest margin and take advantage of opportunities available in interest rate movements.

MARKET RISK MANAGEMENT


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

* All fixed and variable rate U. S. Agency and Treasury securities and obligations of state and political subdivisions in the U.S. were based upon the contractual maturity date.
* All fixed and variable rate Mortgage-backed securities and SBA GLPCs were based upon original maturity as the Bank has not experienced a significant prepayment of these securities.
* We have experienced very little run-off in our history of operations and have experienced net gains in deposits.
* We have large business and municipal deposits in non-interest bearing checking and savings and interest-bearing checking. These balances may fluctuate significantly. Therefore, a 50% maximum runoff of both non-interest-bearing checking and savings and interest-bearing checking was used as an assumption in this table.

* Fixed and variable rate time deposits were based upon original contract maturity dates.

Rate Sensitive Assets
(000 omitted)              2003       2004     2005    2006   2007    Thereafter   Total    Fair Value

Interest bearing deposits $   773    $  100   $    0  $   95 $    0   $        0  $   968   $      991
Average interest rate        5.22%     5.01%    0.00%   2.59%  0.00%        0.00%   4.81%


Fixed interest rate loans   1,700     4,348    1,700   2,457  1,503       28,744   40,452       40,896
Average interest rate        7.51%     7.46%    7.25%   7.45%  7.22%        7.65%    7.51%

Variable interest
   rate loans              13,205       469      501     332  1,473       44,088   60,068       60,727
Average interest rate        6.52%     6.21%    6.31%   6.19%  5.75%        6.19%    6.27%

Fixed interest rate
   U.S. Agency
   and Treasury             3,750       572      968     109      0          464    5,863         6,034
Average interest rate        5.93%     5.59%    5.81%   8.20%  0.00%        6.40%    6.01%

Fixed interest rate
   mortgage-backed &            4         0       64       0      0          742      810           817
SBA GLPC securities
Average interest rate        9.58%     0.00%    5.41%   0.00%  0.00%        6.76%    6.67%

Variable interest rate
   mortgaged-backed             0         0        0       0      0        5,599    5,599         5,644
& SBA GLPC securities
Average interest rate        0.00%     0.00%    0.00%   0.00%  0.00%        4.25%    4.25%

Fixed interest rate
   obligations of state
   and political
subdivisions in the U.S.      645     1,606    1,181   1,671  1,271        1,941    8,315         8,684
Average interest rate        4.32%     3.20%    3.57%   4.10%  4.31%        4.26%    3.97%

Rate Sensitive Liabilities
(000 omitted)

Noninterest-bearing
   checking                 3,481       871      871     871    871            0    6,965         6,965
Average interest rate        0.00%     0.00%    0.00%   0.00%  0.00%        0.00%    0.00%

Savings and interest-
   bearing checking         7,632     1,907    1,907   1,907  1,907            0   15,260        15,260
Average interest rate        0.82%     0.82%    0.82%   0.82%  0.82%        0.00%    0.82%

Fixed interest rate
   time deposits           16,098    13,023    9,708   4,568  7,078            0   50,475        52,182
Average interest rate        3.56%     4.02%    4.25%   4.31%  4.21%        0.00%    4.12%

Variable interest
   rate time deposits       3,779     2,186    4,534   2,110  2,851            0   15,460        15,983
Average interest rate        4.15%     4.12%    3.97%   3.75%  4.12%        0.00%    3.99%

Fixed interest rate
   Borrowing                    0         0        0       0      0          148      148           168
Average interest rate        0.00%     0.00%    0.00%   0.00%  0.00%        6.64%    6.64%

Variable interest
   rate borrowings          1,835         0        0       0      0        5,250    7,085         7,836
Average interest rate        1.31%     0.00%    0.00%   0.00%  0.00%        6.08%    4.84%

CAPITAL

          The primary method by which we increase total stockholders' equity is through the accumulation of earnings. We maintain ratios that are well above the minimum total capital levels required by federal regulatory authorities including the risk-based capital guidelines. Regulatory authorities have established capital guidelines in the form of the "leverage ratio" and "risk-based capital ratios." Our leverage ratio is defined as total stockholders' equity less intangible assets to total assets. The risk-based ratios compare capital to risk-weighted assets and off-balance-sheet activity in order to make capital levels more sensitive to risk profiles of individual banks. A comparison of our capital ratios to regulatory minimums at December 31 is as follows:

                                                                                        Regulatory
                                                                                          Minimum
                                      2002               2001            2000           Requirements
Leverage ratio                       10.50%             9.88%           10.03%             4.00%
Risk-based capital ratio
   Tier I (core capital)             15.63%            14.89%           16.09%             4.00%
Combined Tier I and Tier II
   (core capital plus allowance
   for loan losses                   16.69%            15.90%           17.15%             8.00%





          We have traditionally been well-capitalized with ratios well above required levels and, we expect equity capital to continue to exceed regulatory guidelines and industry averages.

          Certain ratios are useful in measuring the ability of a company to generate capital internally. The following chart indicates the growth in equity capital for the past three years.


                                                               2002               2001            2000
Equity capital at December 31 (000 omitted)              $ 14,177          $ 13,388         $ 12,548
Equity capital as a percent of assets at December 31        10.63%            10.13%           10.15%
Return on average assets                                      .93%             0.78%            0.78%
Return on average equity                                     9.01%             7.74%            7.67%
Cash dividend payout ratio                                  48.79%            50.14%           47.76%

STOCK MARKET ANALYSIS AND DIVIDENDS

          Our common stock is traded inactively in the over-the-counter market. As of December 31, 2002, the approximate number of shareholders of record was 460.

                                                2002                              2001
                                   Market Price     Cash Dividend     Market Price     Cash Dividend
                                    HI      LOW                        HI      LOW
First Quarter                     $ 23.50 - 20.00        $ 0.12      $ 24.75 - 24.75   $ 0.11
Second Quarter                      22.00 - 20.00          0.14        25.00 - 24.50        0.12
Third Quarter                       22.50 - 22.00          0.15        25.00 - 23.00        0.13
Fourth Quarter                      22.50 - 22.50          0.33        25.00 - 23.00        0.27

                                                                    Exhibit 21






                             SUBSIDIARIES OF THE REGISTRANT


1. The First National Bank of McConnellsburg; a nationally chartered bank
2. established in 1906.

                                                                  Exhibit 99.1





                              CERTIFICATION PURSUANT TO
                               18 U.S.C. SECTION 1350
                               AS ADOPTED PURSUANT TO
                    SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of FNB Financial Corporation (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date therein specified (the "Report:), I, John C. Duffey, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.


                                           By:    /s/John C Duffey
                                                  John C. Duffey
                                                  President and Chief
                                                  Executive Officer,
                                                  Director
Dated:  March 25, 2003

                                                                  Exhibit 99.2


                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of FNB Financial Corporation(the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Dale M. Fleck, Vice President, Controller, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-
Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all
(3) material respects, the financial condition and results of
(4) operations of the Company as of and for the period covered by
(5) the Report.


                                           By:    /s/Dale M. Fleck
                                                  Dale M. Fleck
                                                  Vice President Controller,
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

Dated:  March 25, 2003