Form 10-Q
period 2003-03-31
FNB FINANCIAL CORP /PA/
filed 2003-05-13
CIK 820222

Page 28 of 28
                               FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549-1004

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

Commission file number:  33-66014

                     FNB Financial Corporation
       (Exact name of registrant as specified in its charter)

Commonwealth of Pennsylvania                        23-2466821
------------------------------------------        -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)

  101 Lincoln Way West, McConnellsburg, PA           17233
------------------------------------------        -------------------
  (Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code:   717/485-3123
                                                      ------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES X      NO
                            ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding at March 31, 2003
--------------------------------   -----------------------------
(Common stock, $0.315 par value)             800,000

                            Page 1

                   FNB FINANCIAL CORPORATION

                             INDEX

                                                          Page
PART I  -  FINANCIAL INFORMATION

    Condensed consolidated balance sheets -
      March 31, 2003 and December 31, 2002                 4

    Condensed consolidated statements of income -
      Three months ended March 31, 2003 and 2002           5

     Condensed consolidated statements of comprehensive
       Income -
       Three months ended March 31, 2003 and 2002          6

    Condensed consolidated statements of cash flows -
      Three months ended March 31, 2003 and 2002           7

    Notes to condensed consolidated financial
      Statements                                         8 - 9

    Management's discussion and analysis of financial
      condition and results of operations               10 - 13


PART II  -  OTHER INFORMATION                              15

    Signatures                                             16

    Certifications of Principal Executive Officer
      And Principal Financial Officer                   17 - 20

    Exhibits                                            21 - 23

                           Page 2

                 PART I - FINANCIAL INFORMATION

            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,        December 31,
                                                    2003               2002
                                                 (unaudited)        (audited*)
ASSETS:
Cash and Due from                               $      5,282,995   $    3,650,351
Interest-bearing deposits with banks                   1,111,277          968,266
Investment Securities
  Held-to-maturity (Market value - 2003
    $ 542,730; 2002 $ 692,188)                           545,370          692,839
  Available-for-sale                                  22,689,048       20,583,684
  Federal Reserve, Atlantic Central Banker's
    Bank and Federal Home Loan Bank Stock                927,700          666,000
Federal Funds Sold                                       243,000                0
Loans                                                102,403,378      101,455,355
Less:  Allowance for loan losses                (        929,056)  (      928,488)
                                                 ---------------    -------------
Loans, net                                           101,474,322      100,526,867
  Bank building, equipment, furniture and              3,062,584        2,723,375
    fixtures, net
  Accrued interest receivable                            603,967          658,856
  Deferred income tax charges                             66,455           51,703
  Other real estate owned                                 66,512           66,512
  Cash surrender value of life insurance               2,429,061        2,405,020
  Other assets                                           307,983          371,932
                                                 ---------------    -------------
         Total Assets                           $    138,810,274   $  133,365,405
                                                 ===============    =============
LIABILITIES :
Deposits:
  Demand deposits                               $     16,936,285   $   13,930,687
  Savings deposits                                    27,401,807       30,520,623
  Time certificates                                   67,300,201       65,934,931
  Other time deposits                                    517,263          306,118
                                                 ---------------    -------------
      Total deposits                                 112,155,556      110,692,359
Accrued interest payable & other liabilities             796,589          999,564
Liability for other borrowed funds                    11,311,657        7,232,659
Dividends payable                                        104,000          264,000
                                                 ---------------    -------------
      Total Liabilities                              124,367,802      119,188,582
                                                 ---------------    -------------
STOCKHOLDERS' EQUITY:
Capital stock, Common, par value $ 0.315;
  6,000,000 shares authorized; 800,000
  outstanding                                            252,000          252,000
Additional paid-in capital                             1,789,833        1,789,833
Retained earnings                                     12,040,454       11,746,170
Accumulated other comprehensive income                   360,185          388,820
                                                 ---------------    -------------
   Total Stockholders' Equity                         14,442,472       14,176,823
                                                 ---------------    -------------
      Total Liabilities & Stockholders' Equity  $    138,810,274   $  133,365,405
                                                 ===============    =============


*Condensed from audited financial statements.







    The accompanying notes are an integral part of these condensed financial statements.

            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   Three Months Ended March 31, 2003 and 2002
                                   (UNAUDITED)


                                                               2003             2002
Interest & Dividend Income
Interest & fees on loans                                     $  1,775,304    $  1,738,041
   Interest on investment securities:
      Obligations of other U.S. Government Agencies               152,528         140,650
      Obligations of State & Political Subdivisions                90,125         107,289
   Interest on deposits with banks                                  9,812          16,434
   Dividends on Equity Securities                                   9,307           8,955
   Interest on federal funds sold                                       0          24,290
                                                             ------------    ------------
      Total Interest & Dividend Income                          2,037,076       2,035,659
                                                             ------------    ------------

Interest Expense
   Interest on deposits                                           751,150         898,188
   Interest on Other Borrowed Money                                90,514          84,194
                                                             ------------    ------------
      Total interest expense                                      841,664         982,382
                                                             ------------    ------------
      Net interest income                                       1,195,412       1,053,277
   Provision for loan losses                                       36,000          30,000
                                                             ------------    ------------
         Net interest income after provision for loan
           losses                                               1,159,412       1,023,277
                                                             ------------    ------------

Other income
      Service charges on deposit accounts                          90,837          71,200
Other service charges, collection & exchange charges,
  commissions and fees                                             55,433          53,825
      Other income                                                 67,326          55,843
      Net Securities gains/(losses)                                 2,198           8,025
                                                             ------------    ------------
      Total other income                                          215,794         188,893
                                                             ------------    ------------

Other expenses                                                    870,849         853,134
                                                             ------------    ------------
Income before income taxes                                        504,357         359,036
Applicable income taxes                                           106,073          79,816
                                                             ------------    ------------
   Net income                                                $    398,284    $    279,220
                                                             ============    ============
   Earnings per share of Common Stock:
   Net income per share                                      $       0.50    $       0.35
   Cash dividend declared per share                          $       0.13    $       0.12
   Weighted average number of shares outstanding                  800,000         800,000















    The accompanying notes are an integral part of these condensed financial statements.

            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three Months Ended March 31, 2003 and 2002
                                   (UNAUDITED)


                                                             2003           2002

Net income                                               $  398,284      $  279,220
                                                         ----------      ----------
Other Comprehensive income:
Gross unrealized holding gains (losses)                 (    41,189)    (   166,396)
Reclassification adjustment for (gains)
   losses realized in net income                        (     2,198)    (     8,025)
                                                         ----------      ----------
Net unrealized holding gains (losses) before taxes      (    43,387)    (   174,421)
Tax effect                                                   14,752          59,303
                                                         ----------      ----------
Other comprehensive income (loss)                       (    28,635)    (   115,118)
                                                         ----------      ----------

Comprehensive Income                                     $  369,649      $  164,102
                                                         ==========      ==========
































    The accompanying notes are an integral part of these condensed financial statements.

        FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Three Months Ended March 31, 2003 and 2002

                                                                 (UNAUDITED)
                                                            2003              2002
Cash flows from operating activities:
  Net income                                            $    398,284      $    279,220
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation & amortization                                 81,527            60,596
  Provision for loan losses                                   36,000            30,000
  Net (gain)/loss on sales of investments               (      2,198)     (      8,025)
  (Increase) decrease in accrued interest receivable          54,889      (     52,581)
  Deferred Income Taxes                                            0      (      2,675)
  Increase (decrease) in accrued interest payable and
    other liabilities                                   (    202,975)     (     90,816)
  Increase in cash value of insurance                   (     24,041)     (     22,973)
  (Increase) decrease in other assets                         63,949      (    115,423)
                                                         -----------       -----------
Net cash provided (used)by operating activities              405,435            77,323
                                                         -----------       -----------
Cash flows from investing activities:
  Net (increase) decrease in interest-bearing
    deposits with banks                                 (    143,011)          322,636
  Purchases of Available-for-sale securities            (  3,904,356)     (    119,560)
  Proceeds from maturities and calls of securities         1,905,272         1,189,875
  Proceeds from sale of available for sale securities              0            48,150
  Net (increase) decrease in loans                      (    983,455)     (  1,820,282)
  Proceeds from sale of Other real estate owned                    0            20,250
  Purchases of bank premises & equipment (net)          (    420,736)     (      6,365)
  Proceeds from Sale of Furniture & Fixtures                       0            12,069
  Sale (purchase) of other bank stock                   (    261,700)          332,000
                                                         -----------       -----------
Net cash provided (used) by investing activities        (  3,807,986)     (     21,227)
                                                         -----------       -----------
Cash flows from financing activities:
  Net increase (decrease) in deposits                      1,463,197      (  1,291,193)
  Net increase (decrease) in Other borrowings              4,078,998      (      1,418)
  Cash dividends paid                                   (    264,000)     (    216,000)
                                                         -----------       -----------
Net cash provided (used) by financing activities           5,278,195      (  1,508,611)
                                                         -----------       -----------
Net increase (decrease) in cash & cash equivalents         1,875,644      (  1,452,515)
Cash & cash equivalents, beginning balance                 3,650,351        11,400,929
                                                         -----------       -----------
Cash & cash equivalents, ending balance                 $  5,525,995      $  9,948,414
                                                         ===========       ===========











    The accompanying notes are an integral part of these condensed financial statements.

                    FNB FINANCIAL CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2003
                           (UNAUDITED)

REVIEW OF INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements as of and for the three month periods ended March 31, 2003 and 2002 have been reviewed by independent certified public accountants. The report on their review is attached as
     Exhibit 99 to this 10-Q.

NOTE 1 - BASIS OF PRESENTATION

     The financial information presented at and for the three months ended March 31, 2003 and March 31, 2002 is unaudited. Information presented at December 31, 2002, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiary, The First National Bank of McConnellsburg. All significant intercompany transactions and accounts have been eliminated.

NOTE 3 - CASH FLOWS

     For purposes of the statements of cash flows, the corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "cash and due from banks" and "federal funds sold". As permitted by Statement of Financial Accounting Standards No. 104, the corporation has elected to present the net increase or decrease in deposits in banks, loans, and deposits in the statement of cash flows.

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

                    FNB FINANCIAL CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

SUMMARY

Net income for the first three months of 2003 was $ 398,284, compared to $ 279,220 for the first three months of 2002. This represents an increase of $ 119,064 or 42.6% from 2002. Net income on an adjusted per share basis for the first three months of 2003 was $ 0.50 which is an increase of $ 0.15 from the $ 0.35 per share for the three months ended March 31, 2002.

NET INTEREST INCOME

Total interest and dividend income for the first three months of 2003 was $ 2,037,076 compared to $ 2,035,659 for the first three months of 2002, an increase of $ 1,417.

This increase was due primarily to growth in the loan portfolio. This growth was concentrated in commercial loans and real estate mortgages which increased 1% and 14.8%, respectively, over average balances for the first quarter of 2002. Effective yields on earning assets continue to be below yields realized in the first quarter of 2002. The increases in the volume of earning assets and the shift in the growth of earning assets more toward higher yielding loans has offset the decreases in average yields to allow for a slight increase in interest income over totals for the first three months of 2002.

In order to sustain desired net interest margins, deposit rates were lowered to decrease funding costs.

Interest expense for the three months ended March 31, 2003, was $ 841,664, a decrease of $ 140,718 from the $ 982,382 for the same period in 2002. Total deposits increased $ 1,484,369 from totals at March 31, 2002. This increase was concentrated in demand deposit accounts which represent the lowest cost of funds. This coupled with the aforementioned general reduction in deposit rates and the increase in volume of earning assets allowed us to produce a 13.5% increase in net interest income over first quarter 2002.

The net interest margin has increased 56 basis points to 3.96% for the first three months of 2003 from that of the first three months of 2002 which was 3.40%. Management will continue to competitively price its loan and deposit products to maintain desired net interest spreads.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                    2003    2002
                                                    (000 Omitted)

Allowance for loan losses beginning of the year      $ 928   $ 884
   Loans charged-off during the year
      Real estate mortgages                              0       9
      Installment loans                                 48      27
      Commercial and all other                           0       0
                                                     -----   -----
         Total charge offs                              48      36
                                                     -----   -----

   Recoveries of loans previously charged-off:
      Real estate mortgages                              0       0
      Installment loans                                 13       6
      Commercial and all other                           0       0
                                                     -----   -----
         Total recoveries                               13       6
                                                     -----   -----
   Net loans charged-off (recovered)                    35      30
   Provision for loan losses charged to
     operations                                         36      30
                                                     -----   -----
         Allowance for loan losses, March 31         $ 929   $ 884
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

In addition to the aforementioned internal loan review, the Bank engaged an outside Firm to conduct an independent loan review during the first quarter of 2003 in order to validate the methodologies used internally and to independently test the adequacy of the Allowance for Loan Losses.

Delinquencies are well below peer group averages and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact operations, liquidity or capital.

NON-INTEREST INCOME AND EXPENSES

Total noninterest income for the first three months of 2003 increased $ 26,901 over totals for the first quarter of 2002 due primarily to service charges on deposit accounts and net earnings from the Company's investment in CBIA, which is a joint venture with several other community banks to provide property and casualty insurance products. Operating expenses for the period ended March 31, 2003, were $ 870,849, a $ 17,715 increase from the operating expenses incurred for the same period in 2002 of $ 853,134. This increase was mainly the result of increases in data processing costs as the bank was completing a core system conversion in March 2003.

Our income tax provision for the first three months of 2003 was $ 106,073 as compared to $ 79,816 for the first three months of 2002. We continue to operate with a marginal tax rate of 34% during the first quarter of 2003. The effective income tax rate for the first three months of 2003 was 21.03% compared to 22.23% for the first three months of 2002.

BALANCE SHEET AND EQUITY CHANGES

Total assets as of March 31, 2003, were $ 138,810,274, an increase of $ 8,085,083 from the period ended March 31, 2002, representing an increase of 6.2%. This increase was primarily due to the aforementioned growth in the loan portfolio. Loans as of March 31, 2003, were $ 102,403,378 compared to $ 92,842,360 as of March 31, 2002.

Total equity as of March 31, 2003, was $ 14,442,472, 10.40% of total assets, as compared to $ 13,456,099, 10.29% of total assets as of March 31, 2002.

The Company's risk based capital ratios continue to exceed regulatory minimum requirements.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the company concluded that the company's disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive or Chief Financial officers.

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

          None

Item 6 - Exhibits and Reports on Form 8-K

          a.   Exhibits:

     Exhibit Number Referred to
     Item 601 of Regulation S-K         Description of Exhibit

          99                       Report of independent
                                   Accountant's on interim
                                   financial statements

          99.1                     Certification of Chief
                                   Executive Officer pursuant to
                                   18 U.S.C. Section 1350

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




                              /s/John C. Duffey
                              (John C. Duffey, President
                               and Director of the Company and
                               President/CEO of the Bank)
                              (Duly Authorized Officer)



Date May 9, 2002              /s/Dale M. Fleck
                              (Dale M. Fleck
                              Controller of the Bank
                              Principal Financial &
                              Accounting Officer)

                          CERTIFICATION


I, John C. Duffey, President and CEO, certify, that:

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


Date:     May 9, 2003              By:/s/John C. Duffey
                                 John C. Duffey
                                 President & CEO
                                 (Principal Executive
                                 Officer)

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



Date:     May 9, 2002              By:/s/Dale M. Fleck
                                 Dale M. Fleck
                                 Controller
                                 (Principal Financial
                                 Officer)

                            Page 20
                                                       Exhibit 99

                 INDEPENDENT ACCOUNTANT'S REPORT
Board of DirectorsFNB Financial Corporation
McConnellsburg, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of FNB Financial Corporation and Subsidiary as of March 31, 2003 and the related consolidated statements of income for the three months ended March 31, 2003 and 2002 and consolidated statements of comprehensive income for the three months ended March 31, 2003 and 2002 and consolidated statements of cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the corporation's management.

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




Chambersburg, Pennsylvania
May 9, 2003

                                                     EXHIBIT 99.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Duffey, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

       (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.










                              /s/  John C. Duffey
                              John C. Duffey
                              Chief Executive Officer
                              May 9, 2003

                                                     EXHIBIT 99.2



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dale M. Fleck, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

       (2) The information contained in the Report fairly presents, in all material respects, the final condition and results of operations of the Company.










                              /s/  Dale M. Fleck
                              Dale M. Fleck
                              Chief Financial Officer
                              May 9, 2003