Form 10-Q
period 2003-06-30
FNB FINANCIAL CORP /PA/
filed 2003-08-14
CIK 820222

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549-1004

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended              June 30, 2003
                                   -------------
Commission file number:            33-66014
                                   --------

                            FNB Financial Corporation
                            -------------------------
             (Exact name of registrant as specified in its charter)

Commonwealth of Pennsylvania                      23-2466821
-------------------------------                   ----------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification
                                                  No.)


  101 Lincoln Way West, McConnellsburg, PA        17233
                                                  -----
  (Address of principal executive offices)        (Zip code)


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

                        YES X      NO
                              ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                    Outstanding at June 30, 2003
--------------------------------      ----------------------------
(Common stock, $0.315 par value)                  800,000










                                  Page 1 of 24
                     FNB FINANCIAL CORPORATION

                              INDEX

                                                       Page
PART I  -  FINANCIAL INFORMATION

     Condensed consolidated balance sheets -
       June 30, 2003 and December 31, 2002                 4

     Condensed consolidated statements of income -
       Three months ended June 30, 2003 and 2002           5

     Condensed consolidated statements of income -
       Six months ended June 30, 2003 and 2002             6

     Condensed consolidated statements of comprehensive
       income - Six months ended June 30, 2003 and 2002    7

     Condensed consolidated statements of cash flows -
       Six months ended June 30, 2003 and 2002             8

     Notes to condensed consolidated financial
       statements                                         9-10

     Management's discussion and analysis of financial
       condition and results of operations               11-14


PART II  -  OTHER INFORMATION                             16

     Signatures                                           17

     Exhibits                                            18-24
























                                  Page 2 of 24















                         PART I - FINANCIAL INFORMATION










































                                  Page 3 of 24
            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 30, 2003      December 31, 2002*
                                                     (Unaudited)           (Audited*)
ASSETS
Cash and due from banks                           $     4,435,536         $     3,650,351
Interest-bearing deposits with banks                      904,124                 968,266
  Investment securities
       Held-to-maturity (Market value -
          2003 $ 514,997 and 2002
          $ 692,188)                                      515,270                 692,839
       Available-for-sale                              23,147,442              20,583,684
Federal Reserve, Atlantic Central Bankers
   Bank, Federal Home Loan Bank                           905,400                 666,000
Federal Funds Sold                                        311,000                       0
Loans                                                 102,330,375             101,455,355
Less:  Allowance for loan losses                 (        974,785)      (        928,488)
                                                  ---------------         ---------------
Loans, net                                            101,355,590             100,526,867
Bank building, equipment, furniture &
   fixtures, net                                        3,349,961               2,723,375
Accrued interest receivable                               660,039                 658,856
Deferred income tax charges                                 2,212                  51,703
Other real estate owned                                    66,512                  66,512
Cash surrender value of life insurance                  2,453,102               2,405,020
Other assets                                              359,739                 371,932
                                                  ---------------         ---------------
          Total assets                            $   138,465,927         $   133,365,405
                                                  ===============         ===============
LIABILITIES
Deposits
   Demand deposits                                $    15,829,696         $    13,930,687
   Savings deposits                                    27,694,295              30,520,623
   Time certificates                                   68,876,540              65,934,931
   Other time deposits                                    519,248                 306,118
                                                  ---------------         ---------------
          Total deposits                              112,919,779             110,692,359
Accrued interest payable & other liabilities
Liability for other borrowed funds                      9,895,133               7,232,659
Dividends payable                                         128,000                 264,000
                                                  ---------------         ---------------
           Total liabilities                          123,710,705             119,188,582
                                                  ---------------         ---------------
 STOCKHOLDERS' EQUITY
    Capital stock, common, par value -
       $ 0.315; 12,000,000 shares authorized,
       800,000 outstanding                                252,000                 252,000
 Additional paid-in capital                             1,789,833               1,789,833
 Retained earnings                                     12,226,911              11,746,170
    Accumulated other comprehensive income                486,478                 388,820
                                                  ---------------         ---------------
           Total stockholders' equity                  14,755,222              14,176,823
                                                  ---------------         ---------------
           Total liabilities and
              stockholders' equity                $   138,465,927         $   133,365,405
                                                  ===============         ===============

 *Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 4 of 24
            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    Three Months Ended June 30, 2003 and 2002
                                   (UNAUDITED)

                                                       2003            2002
Interest & Dividend Income
   Interest & fees on loans                         $1,705,250   $1,803,483
   Interest on investment securities:
        Obligations  of  other  U.S.  Government
           Agencies                                    251,055      129,396
        Obligations   of   State   &   Political
           Subdivisions                                 88,791      102,123
   Interest on deposits with banks                      10,765        3,903
   Dividends on Equity Securities                        9,015        3,484
   Interest on federal funds sold                        4,968       30,599
                                                    ----------   ----------
          Total Interest & Dividend Income           2,069,844    2,072,988
                                                    ----------   ----------
Interest Expense
   Interest on deposits                                741,750      850,237
   Interest on other borrowed money                     99,744       80,857
                                                    ----------   ----------
          Total Interest Expense                       841,494      931,094
                                                    ----------   ----------
          Net interest income                        1,228,350    1,141,894
   Provision for loan losses                            36,000       36,000
                                                    ----------   ----------
          Net interest income after
          Provision for loan losses                  1,192,350    1,105,894
                                                    ----------   ----------
Other income
   Service charges on deposit accounts                  57,619       74,443
   Other service charges, collection & exchange
      charges, commissions and fees                     85,105       81,001
   Other income                                         10,325        8,151
   Net gain/(loss) on disposal of other assets               0  (     1,636)
   Net securities gains/(losses)                        45,859            0
                                                    ----------   ----------
          Total other income                           198,908      161,959
                                                    ----------   ----------
Other expenses                                         941,906      832,091
                                                    ----------   ----------
   Income before income taxes                          449,352      435,762
   Applicable income taxes                             134,895       72,230
                                                    ----------   ----------
          Net income                                $  314,457   $  363,532
                                                    ==========   ==========
Earnings per share of Common Stock:
   Net income per share                             $     0.39   $     0.45
Cash dividend declared per share                    $     0.16   $     0.14
Weighted average number of shares outstanding          800,000      800,000









              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 5 of 24
            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     Six Months Ended June 30, 2003 and 2002
                                   (UNAUDITED)

                                                        2003            2002
Interest & Dividend Income
   Interest & fees on loans                      $   3,480,554   $ 3,541,524
   Interest on investment securities:
       Obligations  of  other  U.S.  Government
          Agencies                                     403,583       270,046
        Obligations   of  State   &   Political
          Subdivisions                                 178,916       209,412
Subdivisions
   Interest on deposits with banks                      20,577        20,337
   Dividends on Equity Securities                       18,322        12,439
   Interest on federal funds sold                        4,968        54,889
                                                 -------------   -----------
          Total Interest & Dividend Income           4,106,920     4,108,647
                                                 -------------   -----------
Interest Expense
   Interest on deposits                              1,492,900     1,748,425
   Interest on other borrowed money                    190,258       165,051
                                                 -------------   -----------
          Total Interest Expense                     1,683,158     1,913,476
                                                 -------------   -----------
          Net interest income                        2,423,762     2,195,171
   Provision for loan losses                            72,000        66,000
                                                 -------------   -----------
          Net interest income after provision
             for loan losses                         2,351,762     2,129,171
                                                 -------------   -----------
Other income
   Service charges on deposit accounts                 148,456       145,643
   Other service charges, collection & exchange
      charges, commissions and fees                    140,538       134,826
   Other income                                         77,651        63,994
   Net gain/(loss) on disposal of other assets               0  (      1,636)
   Net securities gains/(losses)                        48,057         8,025
                                                 -------------   -----------
          Total other income                           414,702       350,852
                                                 -------------   -----------
Other expenses                                       1,812,755     1,685,225
                                                 -------------   -----------
   Income before income taxes                          953,709       794,798
   Applicable income taxes                             240,968       152,046
                                                 -------------   -----------
          Net income                             $     712,741   $   642,752
                                                 =============   ===========
Earnings per share of Common Stock:
   Net income per share                          $        0.89   $      0.80
Cash dividend declared per share                 $        0.29   $      0.26
Weighted average number of shares outstanding          800,000       800,000







              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 6 of 24
            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     Six Months Ended June 30, 2003 and 2002
                                   (UNAUDITED)

                                                            2003              2002
Net Income                                               $  712,741     $  642,752
                                                         ----------     ----------
Other Comprehensive:
   Gross unrealized holding gains (losses)                  196,024        113,244
    Reclassification adjustment for (gains)losses
      realized in net income                            (    48,057)  (      8,025)
                                                         ----------     ----------
   Net unrealized holding gains (losses) before taxes       147,967        105,219
   Tax effect                                           (    50,309)  (     35,774)
                                                         ----------     ----------
   Other comprehensive income (loss)                         97,658         69,445
                                                         ----------     ----------
Comprehensive Income                                     $  810,399     $  712,197
                                                         ==========     ==========

































              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 7 of 24
            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2003 and 2002
                                   (UNAUDITED)

                                                            2003               2002
                                                            ----               ----
Cash flows from operating activities:
   Net income                                           $    712,741      $    642,752
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation & amortization                         157,388           126,069
         Provision for loan losses                            72,000            66,000
         Increase in Cash Surrender value
              of Life Insurance                        (      48,082)    (      45,945)
         Net (gain)/loss on sales of investments       (      48,057)    (       8,025)
         Deferred income taxes                                     0     (      26,675)
         (Increase) decrease in accrued
            interest receivable                        (       1,183)    (      34,498)
         Loss on Disposal of Other Assets                          0             1,636
         Increase (decrease) in accrued interest
            payable and other liabilities              (     231,771)    (     359,278)
         (Increase) decrease in other assets                  45,761            47,206
                                                        ------------      ------------
Net cash provided (used) by operating activities:            658,797           409,242
                                                        ------------      ------------
Cash flows from investing activities:
   Net (increase) decrease in interest-
      bearing deposits with banks                             64,142         1,806,251
   Purchases of Available-for-sale securities          (   7,004,394)    (   1,288,977)
   Proceeds from maturities and calls of securities        4,634,317         3,251,469
   Proceeds sale of available-for-sale securities            179,094            48,150
   Net (increase) decrease in loans                    (     900,723)    (   6,707,002)
   Proceeds from sale of other real estate owned                   0            73,111
   Purchases of bank premises & equipment (net)        (     783,974)    (      32,855)
   Purchases of investment in insurance company        (      33,568)    (       8,000)
   (Purchase) sale of other bank stock                 (     239,400)          321,900
                                                        ------------      ------------
Net cash provided (used) by investing activities       (   4,084,506)    (   2,535,953)
                                                        ------------      ------------
Cash flows from financing activities:
   Net increase (decrease) in deposits                     2,227,420           759,792
   Net increase (decrease) in other borrowings             2,662,474     (       3,335)
   Cash dividends paid                                 (     368,000)    (     312,000)
                                                        ------------      ------------
Net cash provided (used) by financing activities           4,521,894           444,457
                                                        ------------      ------------
Net increase (decrease) in cash & cash equivalents         1,096,185     (   1,682,254)
Cash & cash equivalents, beginning balance                 3,650,351        11,400,929
                                                        ------------      ------------
Cash & cash equivalents, ending balance                 $  4,746,536      $  9,718,675
                                                        ============      ============








              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 8 of 24
                    FNB FINANCIAL CORPORATION

                           JUNE 30, 2003
                            (UNAUDITED)

        REVIEW OF INTERIM FINANCIAL STATEMENTS

        The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2003 and 2002 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q.


NOTE 1 - BASIS OF PRESENTATION

        The financial information presented at and for the six months ended June 30, 2003 and June 30, 2002 is unaudited. Information presented at December 31, 2002, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

                                  Page 9 of 24
NOTE 5 - OTHER COMMITMENTS

        In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. The bank does not anticipate any losses as a result of these transactions.


















































                                  Page 10 of 24
                            FNB FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


SUMMARY

Net income for the first six months of 2003 was $ 712,741, compared to $ 642,752 for the first six months of 2002. This represents an increase of $ 69,989 or 10.89% from 2002. Net income on an adjusted per share basis for the first six months of 2003 was $ 0.89 which is an increase of $ 0.09 from the $ 0.80 per share for the six months ended June 30, 2002.

NET INTEREST INCOME

Total interest and dividend income for the first six months of 2003 was $ 4,106,920 compared to $ 4,108,647 for the first six months of 2002, a decrease of $ 1,727.

The slight decrease is due primarily to the continuing decline in rates, which has been offset by the growth in the loan portfolio. This growth was concentrated in commercial loans and real estate mortgages which increased 3.3% and 11.7%, respectively, over average balances for the first half of 2002. Effective yields on earning assets continue to be below yields realized in the first half of 2002. The increases in the volume of earning assets and the shift in the growth of earning assets more toward higher yielding loans has offset the decreases in average yields to allow interest income to remain relatively consistent with totals for the first six months of 2002.

In order to sustain desired net interest margins, deposit rates were lowered to decrease funding costs.

Interest expense for the six months ended June 30, 2003, was $ 1,683,158, a decrease of $ 230,318 from the $ 1,913,476 for the same period in 2002. Total deposits increased only $ 198,000 from totals at June 30, 2002. However, the mix of deposits has shifted away from interest bearing transaction accounts to demand deposit accounts which represent the lowest cost of funds. This coupled with the aforementioned general reduction in deposit rates and the increase in volume of earning assets allowed us to produce a 10.4% increase in net interest income over second quarter 2002.

The net interest margin has increased 22 basis points to 3.96% for the first six months of 2003 from that of the first six months of 2002 which was 3.74%. Management will continue to competitively price its loan and deposit products to maintain desired net interest spreads.







                                  Page 11 of 24
PROVISION AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                             2003       2002
                                                           (000 Omitted)

Allowance for loan losses beginning of the year             $  928    $  884
   Loans charged-off during the year
      Real estate mortgages                                      0        19
      Installment loans                                         64        50
      Commercial and all other                                   0         0
                                                            ------    ------
         Total charge offs                                      64        69
                                                            ------    ------
   Recoveries of loans previously charged-off:
      Real estate mortgages                                      0         8
      Installment loans                                         39        11
      Commercial and all other                                   0         0
                                                            ------    ------
         Total recoveries                                       39        19
                                                            ------    ------
   Net loans charged-off (recovered)                            25        50
   Provision for loan losses charged to operations              72        66
                                                            ------    ------
         Allowance for loan losses, June 30                 $  975    $  900
                                                            ======    ======

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

                                  Page 12 of 24
In addition to the aforementioned internal loan review, the Bank engaged an outside Firm to conduct an independent loan review during the first quarter of 2003 in order to validate the methodologies used internally and to independently test the adequacy of the Allowance for Loan Losses.

Delinquencies are well below peer group averages and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact operations, liquidity, or capital.

NON-INTEREST INCOME AND EXPENSES

Total noninterest income for the first six months of 2003 increased $ 63,850 over totals for the first half of 2002 due primarily to service charges on deposit accounts and securities gains. Operating expenses for the period ended June 30, 2003, were $ 1,812,755, a $ 127,530 increase from the operating expenses incurred for the same period in 2002 of $ 1,685,225. This increase was mainly the result of increases in data processing costs in connection with a core system conversion in March 2003.

Our income tax provision for the first six months of 2003 was $ 240,968 as compared to $ 152,046 for the first six months of 2002. We continue to operate with a marginal tax rate of 34% during the first half of 2003. The effective income tax rate for the first six months of 2003 was 25.3% compared to 19.13% for the first six months of 2002.

BALANCE SHEET AND EQUITY CHANGES

Total assets as of June 30, 2003, were $ 138,465,927, an increase of $ 5,508,035 from the period ended June 30, 2002, representing an increase of 4.1%. This increase was primarily due to the aforementioned growth in the loan portfolio. Loans as of June 30, 2003, were $ 102,330,375 compared to $ 97,709,045 as of June 30, 2002.

Total equity as of June 30, 2003, was $ 14,755,222, 10.65% of total assets, as compared to $ 13,892,193, 10.45% of total assets as of June 30, 2002.

The Company's risk based capital ratios continue to exceed regulatory minimum requirements.














                                  Page 13 of 24
CONTROLS AND PROCEDURES

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







































                                  Page 14 of 24























                    PART II - OTHER INFORMATION


































                                  Page 15 of 24

                    PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

        None

Item 2 - Changes in Securities

        None

Item 3 - Defaults Upon Senior Securities

        Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

        None

Item 5 - Other Information

        None

Item 6 - Exhibits and Reports on Form 8-K

        a.  Exhibits:

        Exhibit Number
        Referred to
        Item 601 of
        Regulation S-K:     Description of Exhibit:

            31.1       Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2       Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1       Certification of Chief Executive Officer pursuant to 18
                        U.S.C. Section 1350

            32.2       Certification of Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350

            99         Report of Independent Accountant's on Interim Financial
                        Statements

        b.  Reports on Form 8-K  - None








                                  Page 16 of 24
                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               /s/John C. Duffey
                               -----------------------------------
                               John C. Duffey, President
                               and Director of the Company and
                               President of the Bank
                               (Duly Authorized Officer)



Date August 11, 2003           /s/Dale M. Fleck
    ----------------           -----------------------------------
                               Dale M. Fleck
                               Controller of the Bank
                               (Principal Financial &
                               Accounting Officer)


































                                  Page 17 of 24
                                                                    Exhibit 31.1
                                  CERTIFICATION

I, John C. Duffey, President/CEO, certify, that:
   -----------------------------
     1. I have reviewed this quarterly report on Form 10-Q of FNB Financial Corporation.

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          (c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.







                                  Page 18 of 24
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:     August 11, 2003          By:  /s/John C. Duffey
          ---------------               -------------------------
                                        John C. Duffey,
                                        President/CEO
                                        (Principal Executive
                                        Officer)































                                  Page 19 of 24
                                                                    Exhibit 31.2
                                  CERTIFICATION


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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

          (c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.






                                  Page 20 of 24
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:     August 11, 2003          By:  /s/Dale M. Fleck
          ---------------               -------------------------
                                        Dale M. Fleck
                                        Controller
                                        (Principal Financial
                                        Officer)
































                                  Page 21 of 24
                                                                    EXHIBIT 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Duffey, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  John C. Duffey
                                     -----------------------------
                                     Chief Executive Officer
                                     August 11, 2003




























                                  Page 22 of 24
                                                                    EXHIBIT 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dale M. Fleck, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Dale M. Fleck
                                     -----------------------------
                                     Chief Financial Officer
                                     August 11, 2003




























                                  Page 23 of 24
                                                                      Exhibit 99


                         INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors
FNB Financial Corporation
McConnellsburg, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of FNB Financial Corporation and Subsidiary as of June 30, 2003 and the related consolidated statements of income for the three and six month periods ended June 30, 2003 and 2002 and consolidated statements of comprehensive income for the six months ended June 30, 2003 and 2002 and consolidated statements of cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the corporation's management.

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

                          /s/ Smith Elliott Kearns & Company, LLC
                           ---------------------------------------
                          SMITH ELLIOTT KEARNS & COMPANY, LLC


Chambersburg, Pennsylvania
August 11, 2003














                                  Page 24 of 24