Form 10-Q
period 2003-09-30
FNB FINANCIAL CORP /PA/
filed 2003-11-12
CIK 820222

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549-1004

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended    September 30, 2003
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

                    YES    X        NO
                        -------         ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class               Outstanding at September 30, 2003
-------------------------------  ---------------------------------
(Common stock, $0.315 par value)                 800,000

                                  Page 1 of 35




                            FNB FINANCIAL CORPORATION

                                      INDEX

                                                             Page
PART I  -  FINANCIAL INFORMATION

   Condensed consolidated balance sheets -
      September 30, 2003 and December 31, 2002                   4

   Condensed consolidated statements of income -
      Three months ended September 30, 2003 and 2002             5

   Condensed consolidated statements of income -
      Nine months ended September 30, 2003 and 2002              6

   Condensed consolidated statements of comprehensive income -
      Nine months ended September 30, 2003 and 2002              7

   Condensed consolidated statements of cash flows -
      Nine months ended September 30, 2003 and 2002              8

   Notes to condensed consolidated financial
      Statements                                            9 - 10

   Management's discussion and analysis of financial
      condition and results of operations                  11 - 14


PART II - OTHER INFORMATION                                     16

   Signatures                                                   17

   Exhibits                                                18 - 35





                                  Page 2 of 35
















                    PART I - FINANCIAL INFORMATION






























                                  Page 3 of 35
            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           September 30, 2003 December 31,
2002*
                                           (Unaudited)        (Audited*)
ASSETS
Cash and due from banks                    $     4,258,570    $     3,650,351
Interest-bearing deposits with banks             1,473,997            968,266
Investment securities
     Held-to-maturity (Market value -
        2003 $ 356,159 and 2002
        $ 692,188)                                 357,068            692,839
     Available-for-sale                         30,043,895         20,583,684
Federal Reserve, Atlantic Central Bankers
   Bank, Federal Home Loan Bank                  1,170,300            666,000
Loans                                          104,199,690        101,455,355
Less:  Allowance for loan losses           (       991,067)   (       928,488)
                                           ----------------   ----------------
Loans, net                                     103,208,623        100,526,867
Bank building, equipment, furniture &
   fixtures, net                                 3,305,181          2,723,375
Accrued interest receivable                        598,375            658,856
Deferred income tax charges                        129,445             51,703
Other real estate owned                             66,512             66,512
Cash surrender value of life insurance           2,724,716          2,405,020
Other assets                                       819,186            371,932
                                           ----------------   ----------------
          Total assets                     $   148,155,868    $   133,365,405
                                           ===============    ===============
LIABILITIES
Deposits
   Demand deposits                         $    20,408,656    $    13,930,687
   Savings deposits                             28,673,209         30,520,623
   Time certificates                            68,514,065         65,934,931
   Other time deposits                             734,730            306,118
                                           ----------------   ----------------
          Total deposits                       118,330,660        110,692,359
Accrued interest payable & other
   liabilities                                     845,070            999,564
Liability for other borrowed funds              14,228,576          7,232,659
Dividends payable                                  136,000            264,000
                                           ----------------   ----------------
          Total liabilities                    133,540,306        119,188,582
                                           ----------------   ----------------
STOCKHOLDERS' EQUITY
Capital stock, common, par value -
   $ 0.315; 12,000,000 shares authorized,
   800,000 outstanding                             252,000            252,000
Additional paid-in capital                       1,789,833          1,789,833
Retained earnings                               12,335,816         11,746,170
Accumulated other comprehensive income             237,913            388,820
                                           ----------------   ----------------
          Total stockholders' equity            14,615,562         14,176,823
                                           ----------------   ----------------
          Total liabilities and
             stockholders' equity          $   148,155,868    $   133,365,405
                                           ===============    ===============

*Condensed from audited financial statements.


              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 4 of 35
            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 Three Months Ended September 30, 2003 and 2002
                                   (UNAUDITED)


                                               2003           2002
Interest & Dividend Income
Interest & fees on loans                       $   1,858,225  $   1,826,087
   Interest on investment securities:
      Obligations of other U.S. Government
      Agencies                                        54,998        121,975
      Obligations of State & Political
      Subdivisions                                    84,567         98,059
   Interest on deposits with banks                     7,941         23,152
   Dividends on Equity Securities                      4,140          7,551
   Interest on federal funds sold                      1,400          4,817
                                               -------------  -------------
          Total Interest & Dividend Income         2,011,271      2,081,641
                                               -------------  -------------
Interest Expense
   Interest on deposits                              733,161        841,509
   Interest on other borrowed money                  108,488         89,377
          Total interest expense                     841,649        930,886
                                               -------------  -------------
          Net interest income                      1,169,622      1,150,755

   Provision for loan losses                          36,000         37,000
                                               -------------  -------------
          Net interest income after provision
             for loan losses                       1,133,622      1,113,755
                                               -------------  -------------
Other income
   Service charges on deposit accounts                75,955         73,550
   Other service charges, collection & exchange
      charges, commissions and fees                   68,141         18,166
   Other income                                       29,354         55,868
   Net gain/(loss) on disposal of other
    real estate                                            0         15,673
   Net securities gains/(losses)                         989         18,836
                                               -------------  -------------
          Total other income                         174,439        182,093
                                               -------------  -------------
Other expenses                                     1,001,156        890,455
                                               -------------  -------------
   Income before income taxes                        306,905        405,393
   Applicable income taxes                            62,000        155,866
                                               -------------  -------------
          Net income                           $     244,905  $     249,527
                                               =============  =============
Earnings per share of Common Stock:
   Net income per share                        $        0.31  $        0.31
Cash dividend declared per share               $        0.17  $        0.15
Weighted average number of shares outstanding        800,000        800,000



              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 5 of 35
            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  Nine Months Ended September 30, 2003 and 2002
                                   (UNAUDITED)

                                                      2003          2002
Interest & Dividend Income
   Interest & fees on loans                           $5,338,779    $5,367,611
   Interest on investment securities:
      Obligations of other U.S. Government Agencies      458,581       392,021
      Obligations of State & Political Subdivisions      263,483       307,471
   Interest on deposits with banks                        28,518        43,489
   Dividends on Equity Securities                         22,462        19,990
   Interest on federal funds sold                          6,368        59,706
                                                      ----------    ----------
          Total Interest & Dividend Income             6,118,191     6,190,288
                                                      ----------    ----------
Interest Expense
   Interest on deposits                                2,226,061     2,589,934
   Interest on other borrowed money                      298,746       254,428
                                                      ----------    ----------
          Total interest expense                       2,524,807     2,844,362
                                                      ----------    ----------
          Net interest income                          3,593,384     3,345,926
   Provision for loan losses                             108,000       103,000
                                                      ----------    ----------
          Net interest income after
          provision for loan losses                    3,485,384     3,242,926
                                                      ----------    ----------
Other income
   Service charges on deposit accounts                   224,411       219,193
   Other service charges, collection & exchange
      charges, commissions and fees                      208,679       152,992
   Other income                                          107,005       119,862
   Net gain/(loss) on sale of other real estate                0        15,673
   Net gain/(loss) on disposal of other assets                 0    (    1,636)
   Net securities gains/(losses)                          49,046        26,861
                                                      ----------    ----------
          Total other income                             589,141       532,945
                                                      ----------    ----------
Other expenses                                         2,813,911     2,575,680
                                                      ----------    ----------
   Income before income taxes                          1,260,614     1,200,191
   Applicable income taxes                               302,968       307,912
                                                      ----------    ----------
          Net income                                  $  957,646    $  892,279
                                                      ==========    ==========
Earnings per share of Common Stock:
   Net income per share                               $     1.20    $     1.12
Cash dividend declared per share                      $     0.46    $     0.41
Weighted average number of shares outstanding            800,000       800,000




              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 6 of 35

            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  Nine Months Ended September 30, 2003 and 2002
                                   (UNAUDITED)



                                                                2003             2002
Net Income                                                      $  957,646       $  892,279
                                                                ----------       ----------
Other Comprehensive:
   Gross unrealized holding gains (losses)                      (  179,603)         395,745
   Reclassification adjustment for (gains) losses realized
      in net income                                             (   49,046)      (   26,861)
                                                                ----------       ----------
   Net unrealized holding gains (losses) before taxes           (  228,649)         368,884
   Tax effect                                                       77,742       (  125,420)
                                                                ----------       ----------
   Other comprehensive income (loss)                            (  150,907)         243,464
                                                                ----------       ----------
Comprehensive Income                                            $  806,739       $1,135,743
                                                                ==========       ==========





































              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 7 of 35

            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2003 and 2002


                                                  2003          2002
Cash flows from operating activities:
   Net income                                     $    957,646  $    892,279
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation & amortization                   241,226       198,913
         Provision for loan losses                     108,000       103,000
         Net (gain)/loss on sales of investments  (     49,046) (     26,861)
         Loss on Disposal of Other Assets (Net)              0         1,636
         (Gain)/loss on disposal of other real
            estate                                           0  (     15,673)
Increase (decrease) in deferred taxes                        0       122,745
         Increase (decrease) in accrued interest
         receivable                                     60,481  (     61,367)
         Increase in cash value of life insurance (    319,696) (     68,918)
         Increase (decrease) in accrued interest
         payable and other liabilities            (    154,494) (    204,703)
         (Increase) decrease in other assets      (    413,686) (     94,005)
                                                  ------------- -------------
Net cash provided (used) by operating activities:      430,431       847,046
                                                  ------------- -------------
Cash flows from investing activities:
   Net (increase) decrease in interest-bearing
      deposits with banks                         (    505,731)    1,712,198
   Purchases of available-for-sale securities     ( 16,860,180) (  1,432,843)
   Proceeds from maturities and calls of
    securities                                       7,377,043     4,231,613
   Proceeds sale of available-for-sale securities      179,094       196,577
   Net (increase) decrease in loans               (  2,789,756) (  7,705,410)
   Proceeds from sale of other real estate owned             0        52,729
   Purchases of bank premises & equipment (net)   (    823,032) (     57,256)
   Purchases of investment in insurance company   (     33,568) (      8,000)
   (Purchase) sale of other bank stock            (    504,300)      321,900
                                                  ------------- -------------
Net cash provided (used) by investing activities  ( 13,960,430) (  2,688,492)
                                                  ------------- -------------
Cash flows from financing activities:
   Net increase (decrease) in deposits               7,638,301       358,812
   Net increase (decrease) in other borrowings       6,995,917  (      4,320)
   Cash dividends paid                            (    496,000) (    424,000)
                                                  ------------- -------------
Net cash provided (used) by financing activities    14,138,218  (     69,508)
                                                  ------------- -------------
Net increase (decrease) in cash & cash
    equivalents                                        608,219  (  1,910,954)
Cash & cash equivalents, beginning balance           3,650,351    11,400,929
                                                  ------------- -------------
Cash & cash equivalents, ending balance           $  4,258,570  $  9,489,975
                                                  ============= =============








              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 8 of 35
                            FNB FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

REVIEW OF INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2003 and 2002 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q.

NOTE 1 - BASIS OF PRESENTATION

     The financial information presented at and for the nine months ended September 30, 2003 and September 30, 2002 is unaudited. Information presented at December 31, 2002, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiaries, The First National Bank of McConnellsburg and FNB Mortgage Broker's Inc. All significant inter-company transactions and accounts have been eliminated.

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

                                  Page 9 of 35

NOTE 5 - OTHER COMMITMENTS

     In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. The bank does not anticipate any losses as a result of these transactions.

Note 6 - FORMATION OF A NEW SUBSIDIARY

     In the second quarter of 2003, FNB Financial Corporation formed a new company called FNB Mortgage Brokers, Inc. The company was organized as a "C" Corporation and is a wholly-owned subsidiary of FNB Financial Corporation. The company's primary activity is to broker secondary mortgage loans in the Pennsylvania and Maryland markets. On August 29, 2003, FNB Mortgage Brokers, Inc. acquired substantially all the assets of MMI Mortgage Brokers, Inc. and entered into an executive employment agreement with the owner of MMI. The purchase price of the assets acquired by FNB was $ 25,000. The executive employment agreement with the former owner of MMI is attached as Exhibit 10 to this Form 10-Q.



















                                  Page 10 of 35
                    FNB FINANCIAL CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


SUMMARY

Net income for the first nine months of 2003 was $ 957,646, compared to $ 892,279 for the first nine months of 2002. This represents an increase of $ 65,367 or 7.33% from 2002. Net income on an adjusted per share basis for the first nine months of 2003 was $ 1.20 which is an increase of $ 0.08 from the $ 1.12 per share for the nine months ended September 30, 2002.

NET INTEREST INCOME

Total interest and dividend income for the first nine months of 2003 was $ 6,118,191 compared to $ 6,190,288 for the first nine months of 2002, a decrease of $ 72,097.

The decrease is due primarily to the continuing decline in rates, which has been offset by the growth in the loan portfolio. This growth was concentrated in commercial loans and real estate mortgages which increased 8.8% and 8.6%, respectively, over average balances for the first nine months of 2002.
Effective yields on earning assets continue to be below yields realized in the first nine months of 2002. The increases in the volume of earning assets and the shift in the growth of earning assets more toward higher yielding loans has offset the decreases in average yields to allow interest income to remain relatively consistent with totals for the first nine months of 2002.

In order to sustain desired net interest margins, deposit rates were lowered to decrease funding costs.

Interest expense for the nine months ended September 30, 2003, was $ 2,524,807, a decrease of $ 319,555 from the $ 2,844,362 for the same period in 2002. Total deposits increased $ 5,608,488 from totals at September 30, 2002. However, the mix of deposits has shifted away from interest bearing transaction accounts to demand deposit accounts which represent the lowest cost of funds. This coupled with the aforementioned general reduction in deposit rates and the increase in volume of earning assets allowed us to produce a 7.4% increase in net interest income over the first nine months of 2002.

The net interest margin has increased 15 basis points to 3.88% for the first nine months of 2003 from that of the first nine months of 2002 which was 3.73%. Management will continue to competitively price its loan and deposit products to maintain desired net interest spreads.


                                  Page 11 of 35

PROVISION AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:


                                                        2003     2002
                                                        (000 Omitted)

Allowance for loan losses beginning of the year         $  928  $  884
   Loans charged-off during the year
      Real estate mortgages                                  0      39
      Installment loans                                     90      68
      Commercial and all other                               0       0
                                                        ------  ------
         Total charge offs                                  90     107
                                                        ------  ------
   Recoveries of loans previously charged-off:
      Real estate mortgages                                  0       9
      Installment loans                                     45      16
      Commercial and all other                               0       0
                                                        ------  ------
         Total recoveries                                   45      25
                                                        ------  ------
   Net loans charged-off (recovered)                        45      82
   Provision for loan losses charged to operations         108     103
                                                        ------  ------
         Allowance for loan losses, September 30        $  991  $  905
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

                                  Page 12 of 35

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

NON-INTEREST INCOME AND EXPENSES

Total noninterest income for the first nine months of 2003 increased $ 56,196 over totals for the first nine months of 2002 due primarily to service charges and securities gains. Operating expenses for the period ended September 30, 2003, were $ 2,813,911, a $ 238,231 increase from the operating expenses incurred for the same period in 2002 of $ 2,575,680. This increase was mainly the result of increases in personnel costs and data processing costs in connection with a core system conversion in March 2003.

Our income tax provision for the first nine months of 2003 was $ 302,968 as compared to $ 307,912 for the first nine months of 2002. We continue to operate with a marginal tax rate of 34% during 2003. The effective income tax rate for the first nine months of 2003 was 24.1% compared to 25.6% for the first nine months of 2002.

BALANCE SHEET AND EQUITY CHANGES

Total assets as of September 30, 2003, were $ 148,155,868, an increase of $ 15,133,820 from the period ended September 30, 2002, representing an increase of 11.4%. This increase was primarily due to growth in the loan and investment portfolios. Loans as of September 30, 2003, were $ 104,199,690 compared to $ 98,672,896 as of September 30, 2002.

Total equity as of September 30, 2003, was $ 14,615,562, 9.9% of total assets, as compared to $ 14,195,740, 10.7% of total assets as of September 30, 2002.

The Company's risk based capital ratios continue to exceed regulatory minimum requirements.



                                  Page 13 of 35
CONTROLS AND PROCEDURES

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

        None

Item 6 - Exhibits and Reports on Form 8-K

        a.  Exhibits:

        Exhibit Number
        Referred to
        Item 601 of
        Regulation S-K:     Description of Exhibit:

            10         Executive employment agreement with Vice President of
                        FNB Mortgage Brokers, Inc.

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




Date November 11, 2003        /s/John C. Duffey
    ----------------------    ------------------------------
                              John C. Duffey, President
                              and Director of the Company and
                              President of the Bank)
                              (Duly Authorized Officer)



Date November 11, 2003        /s/Dale M. Fleck
    ----------------------    ------------------------------
                              Dale M. Fleck
                              Controller of the Bank
                              (Principal Financial &
                              Accounting Officer)

                                                                      Exhibit 10

                         EXECUTIVE EMPLOYMENT AGREEMENT

     This Agreement is made as of this 29th day of August 2003, by and between FNB FINANCIAL CORPORATION, a Pennsylvania corporation with its principal place of business at 101 Lincoln Way West, McConnellsburg, PA 17233 ("Corporation"); THE FIRST NATIONAL BANK OF MCCONNELLSBURG, PA, a nationally charted bank with its principal place of business at 101 Lincoln Way West, McConnellsburg, PA 17233 ("Bank"); FNB Mortgage Brokers, Inc., a Pennsylvania corporation with its principal place of business at 101 Lincoln Way West, McConnellsburg, PA 17233 ("FNB MBI"); and EDGAR W. BARTON, an adult individual and resident of the state of Maryland ("Executive").

                      W I T N E S S E T H:

     WHEREAS, the Corporation is a registered bank holding company;

     WHEREAS, the Bank is a subsidiary of the Corporation;

     WHEREAS, FNB MBI is a subsidiary of the Corporation;

     WHEREAS, any reference solely to Corporation in this Agreement shall mean Corporation, Bank or FNB MBI, unless otherwise stated;

     WHEREAS, Corporation, Bank, and FNB MBI desire to employ the Executive as Vice President of FNB MBI under the terms and conditions set forth in this Agreement; and

     WHEREAS, the Executive desires to serve the Corporation, Bank and FNB MBI in an executive capacity of Vice President under the terms and conditions set forth in this Agreement;

     NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth in this Agreement and intending to be legally bound hereby, the parties agree as follows:

     1. TERM OF EMPLOYMENT. The Corporation, Bank and FNB MBI employ the Executive as Vice President of FNB MBI and the Executive accepts employment as Vice President of FNB MBI for a period of five (5) years, beginning on the "Closing Date" (as defined in the Asset Purchase Agreement executed by MMI Mortgage Brokers, Inc., Edgar W. Barton, FNB Financial Corporation and FNB MBI) and ending five (5) years later (the "Employment Period") subject, however, to prior termination of this Agreement as set forth below.

     2.   POSITION AND DUTIES.

     (a) The Executive shall serve as Vice President of FNB MBI, reporting to the Loan Division Manager, Chief Executive Officers and the Boards of Directors of the Corporation, Bank and FNB MBI, and shall have those powers and duties as may from time to time be prescribed by the Chief Executive Officers and the Boards of Directors of the Corporation, Bank and FNB MBI, provided that such duties are consistent with the Executive's position as Vice President of FNB MBI.

     (b) The Executive represents to Corporation, Bank and FNB MBI that he is not subject or a party to any employment agreement, non-competition covenant, non-disclosure agreement or other agreement, covenant, understanding or restriction which would prohibit Executive from executing this Agreement and performing fully his duties and responsibilities under this Agreement, or which would in any manner, directly or indirectly, limit or affect the duties and responsibilities which may now or in the future be assigned to Executive by the Corporation, Bank and FNB MBI.

     (c) The Executive shall also be available to assist other subsidiaries or divisions of the Corporation as he may be directed by the Boards of Directors of the Corporation, Bank and/or FNB MBI.

     3. ENGAGEMENT IN OTHER EMPLOYMENT. The Executive shall devote substantially all of his working time, ability and attention to the business of the Corporation, Bank and FNB MBI during the term of this Agreement. Executive shall be primarily responsible for effectively managing FNB MBI and its operations and staff in Maryland and Pennsylvania and any other state in which FNB MBI shall become licensed and/or otherwise approved to operate a mortgage business. Executive's duties shall include, without limitation, working with personnel designated by the Chief Executive Officers of Corporation, Bank and/or FNB MBI, with respect to the following: management of expenses, budgetary projections and considerations; staff scheduling; development of portfolio loan products; development of business contacts through personal meetings, sales meetings with realtors, advertising and other appropriate steps; training designated loan officers and/or branch managers on criteria for and evaluation of loan requests for secondary market versus portfolio loans, review of loan scenarios and applications; loan requests processing; meetings with potential customers; and completion of loan applications. Except as previously disclosed, the Executive shall seek and obtain written approval from the Boards of Directors of Corporation, Bank and FNB MBI, before the Executive engages in any other business or commercial activities, duties or pursuits, including, but not limited to, directorships of other companies. Under no circumstances may the Executive engage in any business or commercial activities, duties or pursuits which compete with the business or commercial activities of the Corporation, Bank or FNB MBI or which are prohibited under the provisions of the Bank's Code of Ethics, nor may the Executive serve as a director or officer or in any other capacity in a company or financial institution which competes with the Corporation, Bank and/or FNB MBI.

                                  Page 19 of 35
     4.   COMPENSATION.

     (a) ANNUAL DIRECT SALARY. As compensation for all services rendered by the Executive under this Agreement, the Executive shall be entitled to receive from the Corporation an initial salary for 2003 of $75,000 per year (the "Annual Direct Salary"), payable in substantially equal bi-weekly installments. The Annual Direct Salary shall be set on January 1st for the stated calendar year at the following levels: $80,000 for 2004; $85,000 for 2005 and 2006; and $90,000
for 2007.

     (b) INCENTIVE COMPENSATION. The Executive will be entitled to receive twenty-five percent (25%) of FNB MBI's annual net profits. For purposes of this Agreement, "annual net profits" shall mean FNB MBI's annual taxable income, less all non-deductible business expenses and taxes paid by FNB MBI. Said sum shall be paid to the Executive by March 31st of the year following the year for which annual net profits are being calculated. Notwithstanding any other provision of this Agreement, annual net profits shall not include any income of FNB MBI that is derived from any new business resulting from Corporation, Bank or FNB MBI acquiring or purchasing a mortgage company or business, other than MMI Mortgage Brokers, Inc. In addition, for the year following execution of this Agreement, Executive shall be entitled to receive all commissions due and reimbursements of appraisal fees, credit reports and processing fees for "loans in process" (loans in process are those loans where the application has been taken and processing of the loan has been undertaken as of the Closing Date). In addition, Executive shall be entitled to fifty percent (50%) of all commissions received for loans originated no later than six months following the Closing Date, where Borrowers have met with or made contact with Executive prior to the Closing Date. The loans on which the Executive shall receive said commissions have been mutually agreed upon by the Executive, Corporation, Bank and are identified in Exhibit "A," which is attached hereto and incorporated herein by reference. Said commission payments shall be paid to the Executive no later than thirty (30) days following FNB MBI's receipt of the commissions.

     5. FRINGE BENEFITS, VACATION, EXPENSES, AND PERQUISITES. It is agreed that nothing paid to the Executive under any of the below, described benefit plans or arrangements shall be deemed to be in lieu of compensation to the Executive under this Agreement. The Executive shall be entitled to:

          (a) EMPLOYEE BENEFIT PLANS. The Executive shall participate in and receive benefits under all Corporation employment benefit plans, including but not limited to any profit sharing plan, retirement plan, savings plan, stock option plan, pension plan, hospitalization plan, life insurance, and health and accident plan or arrangement made available by the Corporation to its executives, to the extent and in the manner allowed by the terms of the plans. It is understood and agreed that the Executive shall be entitled to the following benefits, at minimum:


                                  Page 20 of 35
               (i) Life Insurance: The Corporation shall provide and maintain term life insurance for the Executive if he qualifies therefore on a standard underwriting basis and to the extent that the Corporation provides life insurance to all other employees of the Corporation. Such life insurance shall at all times be maintained at an amount equal to three (3) times Executive's Annual Direct Salary, but in no event less than an amount equal to Two Hundred Thousand Dollars ($200,000).

               (ii) Disability Insurance: The Corporation shall provide and maintain available both a short-term and long-term disability insurance policy to the Executive to the extent that the Corporation provides disability insurance to all other employees of the Corporation.

               (iii) Medical Coverage: All costs of the Executive's medical insurance for both individual and family coverage will be paid by the Corporation during the Employment Period; or, in lieu of providing medical insurance, the Executive may utilize and participate in the Corporation's "Medical Reimbursement Plan" as provided to all employees of the Corporation. In the event that the amount of reimbursement provided by the Medical Reimbursement Plan is less than the amount that the Executive pays for his share of medical coverage through his spouse's plan, the difference shall be provided to the Executive as additional salary. However, in no event will this reimbursement exceed the amount of the Corporation's insurance premium for family coverage. Said amount will be reimbursed in a lump sum at the end of each calendar year. If Corporation increases the amount of reimbursement provided under the Medical Reimbursement Plan, then Executive's Annual Direct Salary shall be decreased by an identical amount.

          (b) VACATION AND HOLIDAYS. During the Employment Period, the Executive shall be entitled to five (5) weeks of paid vacation per calendar year. In the event that the Executive does not take vacation, or is unable to take vacation, the Executive's compensation shall be supplemented at the discretion of the Board of Directors of Corporation. The Executive shall also be entitled to all paid holidays given by the Corporation to its employees.

          (c) BUSINESS EXPENSES. During the term of his employment under this Agreement, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by him in performing services under this Agreement, provided that the Executive properly accounts for the expenses in accordance with the policies of the Corporation, Bank and FNB MBI. Reimbursement will occur no later than the pay period following submission of the expenses.


                                  Page 21 of 35
     (d) AUTOMOBILE. The Executive shall be entitled to reimbursement for mileage that the Executive incurs as a result of his duties under this Agreement, as permitted under the standard mileage method in the Internal Revenue Code, at the rate periodically established by the Internal Revenue Service. Reimbursement shall occur in accordance with the procedures identified in Section 5(c) of this Agreement.

     6. UNAUTHORIZED DISCLOSURE. During the period of his employment hereunder, or at any later time, the Executive shall not, without the written consent of the Boards of Directors of the Corporation, Bank and FNB MBI or a person authorized thereby, knowingly disclose to any person, other than an employee of the Corporation or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Executive of his duties as Vice President of FNB MBI, any material confidential information obtained by him while in the employ of Corporation, Bank and FNB MBI with respect to any of the services, products, improvements, formulas, designs or styles, processes, customers, methods of business or any business practices of the Corporation, Bank, FNB MBI or any of their subsidiaries or affiliates, the disclosure of which could be or will be materially damaging to the Corporation, Bank, FNB MBI or their subsidiaries or affiliates; provided, however, that confidential information shall not include any information known generally to the public (other than as a result of unauthorized disclosure by the Executive or any person with the assistance, consent or at the direction of the Executive) or any information of a type not otherwise considered confidential by persons engaged in the same business or a business similar to that conducted by the Corporation, Bank, FNB MBI or any of their subsidiaries or affiliates, or any information disclosed as required by law.

     7. RESTRICTIVE COVENANT. The Executive hereby acknowledges and recognizes the highly competitive nature of the business of the Corporation, Bank, FNB MBI and their subsidiaries and affiliates and accordingly agrees that within the marketing area of the Corporation, Bank and FNB MBI (defined as any area within twenty (20) miles of any existing office or existing branch of the Corporation, Bank, FNB MBI or their subsidiaries or affiliates), he shall not directly or indirectly compete with the Corporation, Bank, FNB MBI or any of their subsidiaries or affiliates for a period of one (1) year after the date of termination of the Executive's employment. The Executive further agrees that direct or indirect competition includes any of the following:

          (a) be engaged (other than by the Corporation, Bank, FNB MBI or their subsidiaries or affiliates), directly or indirectly, either for his own account or as agent, consultant, employee, partner, officer, director, proprietor, investor (except as an investor owning less than 5% of the stock of a publicly owned company) or otherwise of any person, firm, corporation or enterprise engaged in lending, including commercial or residential mortgage services industry (including secondary mortgage services market);


                                  Page 22 of 35

          (b) provide financial or other assistance (other than through Corporation, Bank, FNB MBI or their subsidiaries or affiliates) to any person, firm, corporation, or enterprise engaged in lending, including commercial or residential mortgage services industry (including secondary mortgage services market);

          (c) other than on behalf of the Corporation, Bank, FNB MBI or any of their subsidiaries or affiliates, solicit, directly or indirectly, current or former customers or referral sources of the Corporation, Bank, FNB MBI or any of their subsidiaries or affiliates to become a customer or referral source of any person or entity other than Corporation, Bank, FNB MBI or their subsidiaries or affiliates; or

          (d) other than on behalf of the Corporation, Bank, FNB MBI or any of their subsidiaries or affiliates, solicit, directly or indirectly, current or former employees of the Corporation, Bank, FNB MBI or any of their subsidiaries or affiliates to become an employee of any person or entity other than Corporation, Bank, FNB MBI or any of their subsidiaries or affiliates. For purposes of this Agreement "former employees" shall mean employees who were employed by Corporation, Bank, FNB MBI or any of their subsidiaries or affiliates during the year preceding solicitation.

     The existence of any immaterial claim or cause of action of the Executive against the Corporation, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by the Corporation, Bank, FNB MBI or their subsidiaries or affiliates of this covenant. The Executive agrees that any breach of the restrictions set forth in Paragraphs 6 or 7 will result in irreparable injury to the Corporation, Bank, FNB MBI and/or their subsidiaries or affiliates, for which they shall have no adequate remedy at law and the Corporation, Bank, FNB MBI and/or their subsidiaries and affiliates shall be entitled to injunctive relief in order to enforce the provisions hereof. In the event that this Paragraph shall be determined by any court of competent jurisdiction to be unenforceable in part by reason of it being too great a period of time or covering too great a geographical area, it shall be in full force and effect as to that period of time or geographical area determined to be reasonable by the Court.

     This Section 7 shall not apply to Executive if the Corporation terminates Executive's employment upon expiration of the Employment Period and this Agreement or if Corporation discontinues all of its mortgage operations and does not offer Executive a position with Corporation.

     8. TERMINATION. The Executive's employment hereunder may be terminated without any breach of this Agreement under the following circumstances:


                                  Page 23 of 35
          (a) DEATH. The Executive's employment shall terminate upon his death and Corporation, Bank and FNB MBI shall be relieved of all further obligations and responsibilities under this Agreement, except as provided in Section 9 (a) of this Agreement.

          (b)  DISABILITY.

               (i) Suspension of compensation. If, as a result of physical or mental injury or impairment, the Executive is unable to perform all of the essential job functions of his position on a full-time basis, taking into account any reasonable accommodation required by law, and without posing a direct threat to himself and others, for a period of ninety (90) consecutive days, all obligations of the Corporation, Bank and FNB MBI to pay the Executive an Annual Direct Salary, as set forth in paragraph 4(a) of this Agreement are suspended. Any paid time off, sick leave, or short-term disability pay the Executive may be entitled to receive, pursuant to an established disability plan or program of the Corporation, Bank and/or FNB MBI shall be considered part of the compensation the Executive shall receive while disabled, and shall not be in addition to the compensation received by the Executive under this provision of the Agreement.

               (ii) Disability termination. The Executive agrees that should he remain unable to perform all of the essential functions of his position on a full-time basis, taking into account any reasonable accommodation required by law, and without posing a direct threat to himself or others, after ninety (90) consecutive days, the Corporation, Bank and FNB MBI will suffer an undue hardship by continuing the Executive in his position. Upon this event, all compensation and employment obligations of the Corporation, Bank and FNB MBI under this Agreement shall cease (with the exception of the Executive's rights under any then existing short-term and/or long-term disability plans of Corporation for which the Executive qualifies) and this Agreement shall terminate.

     (c) CAUSE. Corporation may terminate the Executive's employment hereunder for "Cause." For the purposes of this Agreement, "Cause" shall mean any of the following: (1) the willful failure by the Executive to substantially perform his duties hereunder, other than any such failure resulting from the Executive's incapacity due to physical or mental illness; (2) the willful engaging by the Executive in gross misconduct materially injurious to Corporation, Bank or FNB MBI; (3) the willful violation by the Executive of the provisions of this Agreement, after notice from Corporation and a failure to cure such violation within ten (10) days of said notice, or if said violation cannot be cured within ten (10) days, within a reasonable time thereafter if the Executive is diligently attempting to cure the violation; (4) the gross negligence of the Executive in the performance of his

                                  Page 24 of 35
duties; (5) Executive's conviction of or plea of guilty or nolo contender to a felony, a crime of falsehood or a crime involving moral turpitude, or the actual incarceration of Executive for a period of ten (10) consecutive days or more;
(6) Executive's failure to follow the good faith lawful instructions of the Boards of Directors of Corporation with respect to its operations, after written notice from Corporation and a failure to cure such violation within ten (10) days of said written notice; (7) Executive's removal or prohibition from being an institutional-affiliated party by a final order of an appropriate federal banking agency pursuant to Section 8(e) of the Federal Deposit Insurance Act or by the Office of the Comptroller of the Currency pursuant to national law; (8) conduct on the part of the Executive which brings public discredit to Corporation, Bank, FNB MBI or their subsidiaries or affiliates, as determined by an affirmative vote of seventy-five percent (75%) of the disinterested members of the Boards of Directors of Corporation; (9) Executive's breach of fiduciary duty involving personal profit; (10) unlawful discrimination by the Executive, including harassment against employees, customers, business associates, contractors, or vendors of Corporation, Bank FNB MBI or their subsidiaries or affiliates, which would result in liability to the Corporation, Bank, FNB MBI or their subsidiaries, or affiliates, as determined by an affirmative vote of seventy-five percent (75%) of the disinterested members of the Boards of Directors of Corporation, following an investigation of the claims by the third party; or (11) theft or material abuse by Executive of property of Corporation, Bank, FNB MBI or their subsidiaries or affiliates or the property of customers, employees, contractors, vendors, or business associates of Corporation, Bank, FNB MBI or their subsidiaries or affiliates.

     9.   PAYMENTS UPON TERMINATION.

          (a) DEATH OR DISABILITY. If the Executive's employment shall be terminated because of death, disability, or for Cause (as set forth in Paragraphs 8(a), 8(b) and 8(c), respectively), then the Corporation shall pay the Executive his full Annual Direct Salary through the date of termination at the rate in effect at the time of termination and any other earned but unused vacation days, personal days, holidays, or other fringe benefits owing to Executive at the date of termination as established by Corporation policy, and the Corporation, Bank and FNB MBI shall have no further obligations to the Executive under this Agreement.

          (b) BANK TERMINATION OF EXECUTIVE. If the Executive's employment is terminated by the Corporation (other than pursuant to Paragraphs 8 (a) (Death), 8(b) (Disability) or 8(c) (Cause) or as a result of non-renewal of this Agreement), then the Corporation shall pay the Executive a lump sum payment equal to one (1) times the Annual Direct Salary. In such event, the Corporation shall also maintain in full force and effect, for the continued benefit of the Executive, for one (1) year following termination of employment, all employee benefit plans and programs to which the Executive was entitled prior to the date of termination if the Executive's

                                  Page 25 of 35
     continued participation is possible under the general terms and provisions of such plans and programs. In the event that the Executive's participation in any such plan or program is barred, the Executive shall be entitled to receive an amount equal to the annual contribution, payments, credits or allocations made by the Corporation to him, to his account or on his behalf under such plans and programs from which his continued participation is barred.

     In the event that the payment described herein, when added to all other amounts or benefits provided to or on behalf of the Executive in connection with his termination of employment, would result in the imposition of an excise tax under Code Section 4999, such payment shall be retroactively (if necessary) reduced to the extent necessary to avoid such excise tax imposition. Upon written notice to the Executive, together with calculation of the Corporation's independent auditors, the Executive shall remit to the Corporation, the amount of reduction plus such interest as may be necessary to avoid the imposition of such excise tax. Notwithstanding the foregoing or any other provision of this contract to the contrary, if any portion of the amount herein payable to the Executive is determined to be non-deductible pursuant to the regulations promulgated under Section 280G of the Code, then the Corporation shall be required only to pay the Executive the amount determined to be deductible under
Section 280G.

     10. PAYMENTS FOLLOWING DISCONTINUATION OF BUSINESS. In the event that Corporation discontinues all of its mortgage operations and Executive's employment is terminated, Executive shall be entitled to receive seventy-five percent (75%) of his Annual Direct Salary and continuation of health and life insurance coverage in effect under this Agreement, for the remainder of the Employment Period. The salary shall be paid to Executive in substantially equal amounts on regularly scheduled paydays for Corporation. If the Executive is entitled to payments under this Paragraph 10, the Executive shall not be entitled to any payments under Paragraph 9 of this Agreement.

     11. DIRECTORS & OFFICERS INSURANCE. The Corporation shall use its bestefforts to obtain insurance coverage for the Executive under an insurance policy covering officers and directors of Corporation against lawsuits, arbitrations or other legal or regulatory proceedings; however, nothing herein shall be construed to require Corporation to obtain such insurance, if the Board of Directors of the Corporation determine that such coverage cannot be obtained at a reasonable price.


                                  Page 26 of 35
     12. NOTICE. For the purposes of this Agreement, notices and other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States certified mail, return receipt requested, postage prepaid, addressed as follows:

     If to Executive:         Edgar W. Barton
                              17507 Olde Stone Court
                              Hagerstown, MD 21740

     If to FNB MBI, Bank
     or Corporation:          Board of Directors
                              FNB Financial Corporation
                              101 Lincoln Way West
                              McConnellsburg, PA  17233

or to such other address as any party may have furnished to the others in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

     13. SUCCESSORS. This Agreement shall inure to the benefit of and be binding upon the Executive, the Corporation, Bank, FNB MBI and any successors to the Corporation, Bank and FNB MBI.

     14. VALIDITY. The invalidity or unenforceability of any provision or provisions of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     15. AMENDMENT. This Agreement may be amended or canceled only by mutual agreement of the parties in writing, without the consent of any other person and, so long as the Executive lives, no person other than the parties to this Agreement, shall have any rights under or interest in this Agreement or the subject matter hereof.

     16. ATTORNEYS' FEES AND COSTS. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorney's fees, costs, and necessary disbursements in addition to any other relief that may be proper.

     17. PAYMENT OF MONEY DUE DECEASED EXECUTIVE. If the Executive dies prior to the expiration of the term of employment, any monies that may be due him from the Corporation under this Agreement as of the date of death, shall be paid to the executor, administrator, or other personal representative of the Executive's estate.

     18. LAW GOVERNING. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania.

                                  Page 27 of 35



     19. ENTIRE AGREEMENT. This Agreement supersedes any and all agreements, either oral or in writing, between the parties with respect to the employment of the Executive by the Corporation, Bank and FNB MBI, and this Agreement contains all the covenants and agreements between the parties with respect to such employment.

     20. SEVERABILITY. If any provision of this Agreement is declared unenforceable for any reason, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect.


                        [SPACE INTENTIONALLY LEFT BLANK]



WITNESS:                        EXECUTIVE:


------------------------------  ----------------------------------
                                Edgar W. Barton



ATTEST:                         FNB FINANCIAL CORPORATION



------------------------------  ----------------------------------
                  , Secretary  John C. Duffey,
                                President and CEO



ATTEST:                         THE FIRST NATIONAL BANK
OF MCCONNELLSBURG



------------------------------  ----------------------------------

                  , Secretary  John C. Duffey
                                President and CEO



ATTEST:                         FNB MORTGAGE BROKERS, INC.



------------------------------  ----------------------------------
                  , Secretary  John C. Duffey
                                President and CEO



:155526


                                  Page 28 of 35
                                                                    Exhibit 31.1
                                  CERTIFICATION

I, John C. Duffey, President/CEO, certify, that:

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


                                  Page 29 of 35




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



Date:     November 11, 2003        By:  /s/John C. Duffey
          -----------------             -------------------------
                                        John C. Duffey,
                                        President/CEO
                                        (Principal Executive
                                        Officer)





























                                  Page 30 of 35
                                                                    Exhibit 31.2
                                  CERTIFICATION


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


Date:     November 11, 2003        By:  /s/Dale M. Fleck
          -----------------             -------------------------
                                        Dale M. Fleck
                                        Controller
                                        (Principal Financial
                                        Officer)

                                                                    Exhibit 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Duffey, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  John C. Duffey
                                    -----------------------------
                                     Chief Executive Officer
                                     November 11, 2003

                                                                    Exhibit 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dale M. Fleck, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                     /s/  Dale M. Fleck
                                    -----------------------------
                                     Chief Financial Officer
                                     November 11, 2003

                                                                      Exhibit 99


                         INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors
FNB Financial Corporation
McConnellsburg, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of FNB Financial Corporation and Subsidiary as of September 30, 2003 and the related consolidated statements of income for the three and nine month periods ended September 30, 2003 and 2002 and consolidated statements of comprehensive income for the nine months ended September 30, 2003 and 2002 and consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of the corporation's management.

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

                          /s/ Smith Elliott Kearns & Company, LLC

                          SMITH ELLIOTT KEARNS & COMPANY, LLC


Chambersburg, Pennsylvania
November 11, 2003