Form 10-K
period 2003-12-31
FNB FINANCIAL CORP /PA/
filed 2004-03-24
CIK 820222

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549-1004

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003.

Commission file number 33-66014

                            FNB FINANCIAL CORPORATION

        (Exact name of registrant as specified in its charter)

       COMMONWEALTH  OF PENNSYLVANIA                          23-2466821
---------------------------------------------               -------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
  or organization)                                     Identification No.)

  101 Lincoln Way West, McConnellsburg, PA                      17233
---------------------------------------------               -------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:          17-485-3123
                                                            -------------
Securities Registered Pursuant to Section 12(b) of the Act:  None
Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Class                   Outstanding as of March 15, 2004
      ------------------------------       --------------------------------
      Common Stock, $0.315 Par Value                   800,000

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

The aggregate market value of the voting stock held by non-affiliates of the registrants as of December 31, 2003:

Common Stock, $0.315 Par Value - $ 20,800,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2003, are incorporated by reference into Parts I, II and IV. Portions of the proxy statement for the annual shareholders meeting to be held April 27, 2004, are incorporated by reference into Part III of this Form 10-K.


                                 Page 2 of 18

                  FNB FINANCIAL CORPORATION

                          FORM 10-K

                            INDEX

                                                              Page
Part I

   Item 1.   Business                                        2 - 11
   Item 2.   Properties                                          11
   Item 3.   Legal Proceedings                                   12
   Item 4.   Submission of Matters to a Vote of Security Holders 12

Part II

   Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                               13
   Item 6.   Selected Financial Data                             13
   Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations               13
   Item 7a.  Quantitative and Qualitative Disclosures about Market
Risk      13
   Item 8.   Financial Statements and Supplementary Data         13
   Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure            13
   Item 9a.  Controls and Procedures                             14

Part III

   Item 10.  Directors and Executive Officers of the Registrant  15
   Item 11.  Executive Compensation                              15
   Item 12.  Security Ownership of Certain Beneficial Owners
             and Management                                      15
   Item 13.  Certain Relationships and Related Transactions      15
   Item 14.  Principal Accountant Fees and Services              15

Part IV

   Item 15.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                            16 - 17

   Signatures                                                    18


                                 Page 3 of 18
PART I

Item 1. Business

        Description of Business

        FNB Financial Corporation (the Company), a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company was incorporated on June 22, 1987, under the business corporation law of the Commonwealth of Pennsylvania for the purpose of becoming a bank holding company. Since commencing operations, the Company's business has consisted primarily of managing and supervising The First National Bank of McConnellsburg (the Bank) and its principal source of income has been dividends paid by the Bank. The Company has two wholly-owned subsidiaries, the Bank, and a Mortgage Brokerage Company.

        In the second quarter of 2003, FNB Financial Corporation formed a new company called FNB Mortgage Brokers, Inc. The company was organized as a "C" Corporation and is a wholly-owned subsidiary of the FNB Financial Corporation. The company's primary activity is to broker secondary mortgage loans in the Pennsylvania and Maryland markets. On August 29, 2003, FNB Mortgage Brokers, Inc. acquired substantially all the assets of MMI Mortgage Brokers, Inc. and entered into an executive employment agreement with the owner of MMI. The purchase price of the assets acquired by FNB was $ 25,000.

        The Bank was established in 1906 as a national banking association under the supervision of the Comptroller of the Currency, the Comptroller. The Bank is a member of the Federal Reserve System and customers' deposits held by the Bank are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. The Bank is engaged in a full service commercial and consumer banking business including the acceptance of time and demand deposits and the making of secured and unsecured loans. The Bank provides its services to individuals, corporations, partnerships, associations, municipalities, and other governmental bodies. As of December 31, 2003, the Bank had three (3) offices and (1) drive-up ATM located in Fulton County, one
        (1) branch office facility located in Fort Loudon, Franklin County Pennsylvania and one (1) branch office facility located in Hancock, Washington County, Maryland. During 1995 the Bank received regulatory approval from The Comptroller to purchase and assume the deposits, real estate, and building of the Fort Loudon Branch Office of Dauphin Deposit Bank located in Franklin County, Pennsylvania. Due to the location of this office, management and the Board felt the acquisition of this office was strategically important in order to officially expand the Bank's market area into the Franklin County, PA area and diversify its current primary market of Fulton County, PA. During 1996 the Bank received regulatory approval from the Comptroller to open its first interstate Branch office in Hancock, Maryland after management became aware of the closing of a branch office of First Federal Savings Bank of Western Maryland. This office is known as "Hancock Community Bank, A Division of The First National Bank of McConnellsburg". The location of this office is felt to be strategically important in order to expand the Bank's operations into Washington County, Maryland and northern Morgan County, West Virginia. This office is also the Bank's first supermarket branch office. In October 2000, the owner of the adjacent supermarket completed extensive renovations at which time the wall between the branch office and the supermarket was removed, allowing customers to enter the branch directly from the supermarket.

        The Bank received permission from the Comptroller to expand its main office facilities in downtown McConnellsburg to allow for larger customer service, loan department, and data processing areas. This expansion was completed on September 1,1996, at a cost of approximately $1,700,000. In February 1999, the Bank purchased an adjacent property to the main office facility at 115 Lincoln Way West in downtown McConnellsburg from the Fulton Overseas Veterans Association. This site is 54' by 218' and has situated on it a three story building comprised of 4,577 usable square feet on the first floor and a 28' by 60' finished basement. The second and third stories of the building are not usable. The Bank has no immediate plans for this

                                 Page 4 of 18
        facility but felt it was a wise decision to purchase it for strategic planning purposes. The Bank has one wholly-owned subsidiary, First Fulton County Community Development Corporation, which is a Community Development Corporation formed under 12USC24/2CFR24 whose primary regulator is the Office of the Comptroller of the Currency, The Comptroller. The First Fulton County Community Development Corporation was incorporated with the Commonwealth of Pennsylvania on May 30, 1995. The primary business of this community development corporation is to provide and promote community welfare through the establishment and offering of low interest rate loan programs to stimulate economic rehabilitation and development for the Borough of McConnellsburg and the entire community of Fulton County, PA.

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

        Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Corporation, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an aquiror that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a "controlling influence" over that bank holding company.

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

        Legislation and Regulatory Changes

        From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company and its subsidiaries. Certain changes of potential significance to the Company which have been enacted recently are discussed below.

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

        In December 1991 the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. Under FDICIA, institutions must be classified, based on their risk-based capital ratios into one of five defined categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) as outlined below:

                                   Total     Tier 1    Under a    Capital
                                   Risk-      Risk-    Tier 1    Order or
                                   Based      Based   Leverage   Directive
                                   Ratio      Ratio     Ratio
                                   -----      -----     -----    ---------
          CAPITAL CATEGORY
          Well capitalized        >10.0%      >6.0%     >5.0%       No
          Adequately              > 8.0%      >4.0%    >4.0%*
          capitalized
          Undercapitalized        < 8.0%      <4.0%    <4.0%*
            Significantly
          Undercapitalized        < 6.0%      <3.0%     <3.0%
          Critically                                    <2.0%
            undercapitalized

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

          Federal regulators issued regulations to implement the privacy provisions of the Gramm-Leach-Bliley Act (Financial Services Modernization Act). This law requires banks to notify consumers about their privacy policies and to give them an opportunity to "opt-out" or prevent the bank from sharing "nonpublic personal information" about them with nonaffiliated third parties. Regulations became effective during 2001. We have developed privacy policies and procedures to provide timely disclosure of such policies and a convenient means for consumers to opt out of the sharing of their information with unaffiliated third parties.

          We do not anticipate compliance with environmental laws and regulations to have any material effect on their respective capital, expenditures, earnings, or competitive position.

          Employees

          As of December 31, 2003, we employed 56 persons on a full-time equivalent basis.

          Statistical Data

          Computation of our regulatory capital requirements for the periods December 31, 2003 and December 31, 2002, on page 23 of the annual shareholders report for the year ended December 31, 2003, is incorporated herein by reference.

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

          We do not assume undue risk on any loan within the loan portfolio, and take appropriate steps to secure all loans as necessary.

          We have adopted the following loan-to-value ratios, in accordance with standards adopted by our bank supervisory agencies:

                    Loan Category              Loan-to-Value Limit
                    -------------              -------------------
          Raw Land                                     65%
          Land Development                             75%
          Construction:                                80%
             Commercial, Multifamily, and
             other Nonresidential 1 to 4
             Family Residential


          Improved Property                            85%
          Owner-occupied 1 to 4 Family and             90%
          Home Equity

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

          Loan Portfolio composition as of December 31, 2003 and December 31, 2002, on page 14 of the annual shareholders report for the year ended December 31, 2003, is incorporated herein by reference.

          Maturities of loans as of December 31, 2003, on page 14 of the annual shareholders report for the year ended December 31, 2003, is incorporated herein by reference. Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due. Nonaccruing loans are comprised of loans that are no longer accruing interest income because of apparent financial difficulties of the borrower. Interest on nonaccruing loans is recorded when received only after past due principal and interest are brought current. Our general policy is to classify loans as nonaccrual when they become past due in principal and interest for over 90 days and collateral is insufficient to allow continuation of interest accrual. At that time, the accrued interest on the nonaccrual loan is reversed from the current year earnings and interest is not accrued until the loan has been brought current in accordance with contractual terms.

          Nonaccrual, Past Due and Restructured Loans as of December 31, 2003, December 31, 2002, and December 31, 2001, on page 16 of the annual shareholders report for the year ended December 31, 2003, are incorporated herein by reference.

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

          POOL #1 Specific allowances for any individually identified trouble loans
          POOL #2  Commercial and Industrial
          POOL #3 Commercial and Industrial - Real Estate Secured POOL #4 Consumer Demand and Installment
          POOL #5  Consumer Mortgage and Home Equity

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

       Activity in the allowance for loan losses and a breakdown of the allowance for loan losses as of December 31, 2003 and December 31, 2002, on page 15 and 16 of the annual shareholders report for the year ended December 31, 2003, are incorporated herein by reference.

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

       Deposits

       Time Certificates of Deposit of $ 100,000 and over as of December 31, 2003 and December 31, 2002, totaled $ 15,754,000 and $ 13,395,000, respectively.

       Maturities and rate sensitivity of total interest bearing liabilities as of December 31, 2003, on page 36 of the annual shareholders report for the year ended December 31, 2003, is incorporated herein by reference.

       Returns on Equity and Assets

       Returns on equity and assets and other statistical data for 2003, 2002, and 2001 on page 26 of the annual shareholders report for the year ended December 31, 2003, is incorporated herein by reference.

       Important Factors Relating to Forward Looking Statements

       This Report contains statements (including, without limitation, statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this Report under Item
       7), that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company may make other written and oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations and other matters that do not relate strictly to historical facts, are based on certain assumptions by management, and are often identified by words or phrases such as "anticipated", "believe", "expect", "intend", "seek", "plan", "objective", "trend", and "goal". Forward-looking statements are subject to various assumptions, risks, and uncertainties, which change over time, and speak only as of the date they are made.

       The Company undertakes no obligation to update any forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance. In addition to factors mentioned elsewhere in this Report or previously disclosed in our SEC reports (accessible on the SEC's website at www.sec.gov), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance:

          * general political and economic conditions may be less favorable than expected;

          * developments concerning credit quality in various corporate lending industry sectors as well as consumer and other types of credit, may result in an increase in the level of our provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

          * customer borrowing, repayment, investment, and deposit practices generally may be less favorable than anticipated; and interest rate and currency fluctuations, equity and bond market fluctuations, and inflation may be grater than expected;

          * the mix of interest rates and maturities of our interest earning assets and interest bearing liabilities (primarily loans and deposits) may be less favorable than expected;

          * competitive product and pricing pressures among financial institutions within our markets may increase;

          * legislative or regulatory developments, including changes in laws or regulations concerning taxes, banking, securities, capital requirements and risk-based capital guidelines, reserve methodologies, deposit insurance and other aspects of the financial services industry, may adversely affect the businesses in which we are engaged or our financial results;

          * legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving the Company and its subsidiaries, could adversely affect the Company or the financial services industry generally;

          * pending and proposed changes in accounting rules, policies, practices, and procedures could adversely affect our financial results;

          * instruments and strategies used to manage exposure to various types of market and credit risk could be less effective than anticipated, and we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk;

          * terrorist activities or other hostilities, including the situation surrounding Iraq, may adversely affect the general economy, financial and capital markets, specific industries, and the Company; and

          * technological changes, including the impact of the Internet on our businesses, may be more difficult or expensive than anticipated.

          Availability of Company Filings

          The Company files periodic reports with the Securities and Exchange Commission (SEC) in the form of 10-Q's - quarterly reports; 10-K - annual report; annual proxy statements and Form 8-K for any significant events that may arise during the year. Copies of the Company's filings may be obtained free of charge through the SEC's internet site at www.sec.gov or by written request to Dale M. Fleck, Chief Financial Officer at 101 Lincoln Way West, McConnellsburg, Pennsylvania 17233.

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


Item 4.   Submission of Matters to a Vote of Security Holders

          None.

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

          Our common stock is not traded on a national securities exchange but is traded inactively in the over-the-counter market under the symbol FNBBD and is only occasionally and sporadically traded through local and regional brokerage houses.

          The Stock Market Analysis and Dividends for 2003 and 2002 on page 39 of the annual shareholders report for the year ended December 31, 2003, is incorporated herein by reference.


Item 6.   Selected Financial Data

          The Selected Five-Year Financial Data on page 26 of the annual shareholders report for the year ended December 31, 2003, is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Contractual obligations of the Corporation as of December 31, 2003 are as follows:

                                                      Payments due by period
                                      - - - - - - - - - - - - - - - - - - - - - - - - -
                                                    Less                              More
              (In thousands)                       than 1     31 - 3       3 - 5     than 5
          Contractual obligations       Total       year       years       years      years
        - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
       Long-term debt obligations       $ 14,681    $ 9,296      $   15      $   16   $ 5,354
       Operating lease obligations            59         22          37           0         0
                                        --------    -------      ------      ------   -------
       Total                            $ 14,740    $ 9,318      $   52      $   16   $ 5,354
                                        ========    =======      ======      ======   =======

          All other information required by Item 7 is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 31 through 39 of the annual shareholders report for the year ended December 31, 2003, which is incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

          Information required under this item is incorporated by reference to pages 37 and 38 of the annual shareholders' report for the year ended December 31, 2003.

Item 8.   Financial Statements and Supplementary Data

          The financial statements and supplementary data, some of which is required under Guide 3 (Statistical Disclosures by Bank Holding Companies) are shown on pages 2 through 30 of the annual shareholders report for the year ended December 31, 2003, are incorporated herein by reference.

          The Summary of Quarterly Financial Data on page 27 of the annual shareholders report for the year ended December 31, 2003, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9a.  Controls and Procedures

          The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2003. Based on such evaluation, such officers have concluded that, as of December 31, 2003, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

          Changes in Internal Controls

          There have not been any significant changes in the Company's internal control over financial reporting or in other factors that could significantly affect such control during the fourth quarter of 2003.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

          The Company has adopted a code of ethics that applies to all senior financial officers (including its chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions). The Corporation has filed a copy of this Code of Ethics as Exhibit 14 to this Form 10-K.

          All other information required by Item 10 is incorporated by reference from FNB Financial Corporation's definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 11.  Executive Compensation

          The information required by Item 11 is incorporated by reference from FNB Financial Corporation's definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The information required by Item 12 is incorporated by reference from FNB Financial Corporation's definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

          The information required by Item 13 is incorporated by reference from FNB Financial Corporation's definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

          The information required by Item 14 is incorporated by reference from FNB Financial Corporation's definitive proxy statement for the 2004 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

          (a)  (1) - List of Financial Statements

                    The following consolidated financial statements of FNB Financial Corporation and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2003, are incorporated by reference in Item 8:

                    Consolidated balance sheets - December 31, 2003, and 2002

                    Consolidated statements of income - Years ended December 31, 2003, 2002,and 2001

                    Consolidated statements of stockholders' equity - Years ended December 31, 2003, 2002,and 2001

                    Consolidated statements of cash flows - Years ended December 31, 2003, 2002, and 2001

                    Notes  to  consolidated financial statements - December  31,
                    2003

               (2) - List of Financial Statement Schedules

                    All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               (3) - Listing of Exhibits

                    Exhibit (3)(i) Articles of incorporation
                    Exhibit (3)(ii) Bylaws
                    Exhibit (4) Instruments defining the rights of
                                   security holders including indentures
                    Exhibit (10) Material Contracts
                    Exhibit (13) Annual Report to Security holders Exhibit (14) Code of Ethics
                    Exhibit (21) Subsidiaries of the registrant
                    Exhibit (31) Rule 13a-14(a)/15d-14(a) Certifications Exhibit (32) Section 1350 Certifications

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

               Exhibit (10.4) Executive employment agreement for Vice President of FNB Mortgage Brokers, Inc. - incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2003.

               Exhibit (13) Annual report to security holders - filed herewith.

               Exhibit (14) Code of Ethics Policy for Senior Financial Officers
               - filed herewith.

               Exhibit (21) Subsidiaries of the registrant - filed herewith.

               Exhibit (31.1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith.

               Exhibit (31.2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith.

               Exhibit (32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

               Exhibit (32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.


          (d)  Financial Statement Schedules

               None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FNB FINANCIAL CORPORATION
                                 -----------------------------
                                        (Registrant)

                                 /s/John C. Duffey   3/24/2004
                                 -----------------------------
                                 John C. Duffey         Date
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


                                 /s/Dale M. Fleck    3/24/2004
                                 -----------------------------
                                 Dale M. Fleck          Date
                                 Vice President, Controller &
                                 Chief Financial Officer
                                 (Principal Financial & Accounting
                                 Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/John C. Duffey        3/24/2004      /s/Harry D. Johnston     3/24/2004
-------------------------------------     --------------------------------------
John C. Duffey             Date            Harry D. Johnston, D. O.  Date
Director, President & CEO                  Director, Vice President


/s/Patricia A. Carbaugh  3/24/2004      /s/Lonnie W. Palmer      3/24/2004
-------------------------------------     --------------------------------------
Patricia A. Carbaugh      Date             Lonnie W. Palmer          Date
Director                                   Director


/s/Harvey J. Culler      3/24/2004      /s/D.A. Washabaugh, III  3/24/2004
-------------------------------------     --------------------------------------
Harvey J. Culler          Date             D. A. Washabaugh, III     Date
Director, Chairman                         Director


/s/Craig E. Paylor       3/24/2004      /s/Terry L. Randall      3/24/2004
-------------------------------------     --------------------------------------
Craig E. Paylor          Date       Terry L. Randall          Date
Director                                   Director

                          Exhibit 13





                            FNB FINANCIAL CORPOATION

                          2003 ANNUAL FINANCIAL REPORT






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




                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
FNB Financial Corporation
McConnellsburg, Pennsylvania


          We have audited the accompanying consolidated balance sheets of FNB Financial Corporation and its wholly-owned subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years ended
December 31, 2003. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Financial Corporation and its wholly-owned subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



                                      /S/ Smith Elliott Kearns & Company, LLC
                                      ---------------------------------------
                                          SMITH ELLIOTT KEARNS & COMPANY, LLC





Chambersburg, Pennsylvania
February 19, 2004

                     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                                      December 31, 2003 and 2002

                                                                         2003              2002
ASSETS

Cash and due from banks                                              $    3,495,604     $    3,650,351
Interest-bearing deposits with banks                                      1,518,766            968,266
Investment securities:
Available for sale                                                       32,039,636         20,583,684
Held to maturity (fair value $ 325,957 - 2003, $ 692,188 - 2002)            326,809            692,839
Federal Reserve, Atlantic Central Banker's Bank and Federal Home
Loan Bank stock                                                           1,136,500            666,000
Loans, net of unearned discount and allowance for loan losses           101,284,984        100,526,867
Bank building, equipment, furniture and fixtures, net                     3,269,724          2,723,375
Accrued interest and dividends receivable                                   555,760            658,856
Deferred income taxes                                                             0             51,703
Other real estate owned                                                           0             66,512
Cash surrender value of life insurance                                    2,747,474          2,405,020
Other assets                                                                659,758            371,932
                                                                     --------------     --------------
Total assets                                                         $  147,035,015     $  133,365,405
                                                                     ==============     ==============
LIABILITIES

Deposits:
Demand deposits                                                      $   15,901,219     $   13,930,687
Savings deposits                                                         32,535,398         30,520,623
Time certificates                                                        68,000,625         65,934,931
Other time deposits                                                         284,667            306,118
                                                                     --------------     --------------
Total deposits                                                          116,721,909        110,692,359
Liability for borrowed funds                                             14,680,992          7,232,659
Accrued dividends payable                                                   272,000            264,000
Accrued interest payable and other liabilities                              607,133            999,564
Deferred income taxes                                                        33,839                  0
                                                                     --------------     --------------
Total liabilities                                                       132,315,873        119,188,582
                                                                     --------------     --------------
STOCKHOLDERS' EQUITY

Capital stock, common, par value $ .315; 12,000,000 shares
authorized;
800,000 shares issued and outstanding                                       252,000            252,000
Additional paid-in capital                                                1,789,833          1,789,833
Retained earnings                                                        12,330,729         11,746,170
Accumulated other comprehensive income                                      346,580            388,820
                                                                     --------------     --------------
Total stockholders' equity                                               14,719,142         14,176,823
                                                                     --------------     --------------
Total liabilities and stockholders' equity                           $  147,035,015     $  133,365,405
                                                                     ==============     ==============

                       The Notes to Consolidated Financial
                           Statements are an integral
                            part of these statements.

                     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF INCOME
                            Years Ended December 31, 2003, 2002, and 2001

                                                         2003              2002             2001
Interest and Dividend Income
Interest and fees on loans                             $   7,194,596    $   7,292,537    $   7,140,997
Interest on investment securities:
Obligations of other U.S. Government agencies                677,913          509,073          845,914
Obligations of States and political subdivisions             354,446          402,302          416,998
Dividends on equity securities                                24,573           25,519           59,123
Interest on deposits with banks                               31,985           54,609           39,117
Interest on federal funds sold                                 6,368           68,424          265,496
                                                       -------------    -------------    -------------
                                                           8,289,881        8,352,464        8,767,645
                                                       -------------    -------------    -------------
Interest Expense
Interest on borrowed funds                                   422,941          335,318          333,299
Interest on deposits                                       2,939,338        3,388,181        4,343,347
                                                       -------------    -------------    -------------
                                                           3,362,279        3,723,499        4,676,646
                                                       -------------    -------------    -------------
Net interest income                                        4,927,602        4,628,965        4,090,999
Provision for Loan Losses                                    144,000          142,000          144,000
                                                       -------------    -------------    -------------
Net interest income after provision for loan               4,783,602        4,486,965        3,946,999
losses
                                                       -------------    -------------    -------------
Other Income
Service charges on deposit accounts                          183,716          200,470          217,431
Other service charges, collection and exchange
charges, commissions and fees                                361,798          305,406          366,337
Other income, net                                            149,317          143,217          137,375
Securities gains                                              49,046           44,776           17,986
                                                       -------------    -------------    -------------
                                                             743,877          693,869          739,129
                                                       -------------    -------------    -------------
Other Expenses
Salaries and wages                                         1,530,400        1,428,559        1,432,292
Pensions and other employee benefits                         368,932          378,011          363,253
Net occupancy expense of bank premises                       267,716          250,214          256,186
Furniture and equipment expenses                             292,598          257,403          284,372
Other operating expenses                                   1,404,342        1,179,918        1,089,383
                                                       -------------    -------------    -------------
                                                           3,863,988        3,494,105        3,425,486
                                                       -------------    -------------    -------------
Income before income taxes                                 1,663,491        1,686,729        1,260,642

Applicable income taxes                                      438,932          473,416          255,511
                                                       -------------    -------------    -------------
Net income                                             $   1,224,559    $   1,213,313    $   1,005,131
                                                       =============    =============    =============
Earnings per share of common stock:
Net income                                             $        1.53    $        1.52    $        1.26
Weighted average shares outstanding                          800,000          800,000          800,000


                       The Notes to Consolidated Financial
                           Statements are an integral
                            part of these statements.

                        FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               Years Ended December 31, 2003, 2002, and 2001


                                                                                 Accumulated
                                                                                    Other          Total
                                                  Additional                    Comprehensive  Stockholders
                                 Common Stock      Paid-In        Retained      Income (Loss)    ' Equity
                                                   Capital        Earnings

Balance, December 31, 2000       $     252,000   $   1,789,833   $  10,623,726  ($    117,532)  $ 12,548,027


Comprehensive income:
Net income                                   0               0       1,005,131               0     1,005,131

Changes in unrealized gain
  on securities available for
  sale, net of taxes of
  $ 174,553                                  0               0               0         338,839       338,839
                                                                                                ------------

Total comprehensive income                                                                         1,343,970
                                                                                                ------------
Cash dividends declared on
  common stock ($ .63
  per share)                                 0               0  (     504,000)               0  (    504,000)
                                 -------------   -------------  --------------   -------------  ------------
Balance, December 31, 2001             252,000       1,789,833      11,124,857         221,307    13,387,997

Comprehensive income:
Net income                                   0               0       1,213,313               0     1,213,313
Changes in unrealized gain
  on securities available for
  sale, net of taxes of
  $ 86,293                                   0               0               0         167,513       167,513
                                                                                                ------------
Total comprehensive income                                                                         1,380,826
                                                                                                ------------
Cash dividends declared on
  common stock ($ .74
  per share)                                 0               0  (     592,000)               0  (    592,000)
                                 -------------   -------------  --------------   -------------  ------------

Balance, December 31, 2002             252,000       1,789,833      11,746,170         388,820    14,176,823

Comprehensive income:
Net income                                   0               0       1,224,559               0     1,224,559
Changes in unrealized gain
  on securities available for
  sale, net of taxes of
  $ 21,760                                   0               0               0  (      42,240)  (     42,240)
                                                                                                ------------
Total comprehensive income
                                                                                                   1,182,319
                                                                                                ------------
Cash dividends declared on
  common stock ($ .80
  per share)                                 0               0  (     640,000)               0  (    640,000)
                                 -------------   -------------  --------------   -------------  ------------
Balance, December 31, 2003       $     252,000   $   1,789,833   $  12,330,729   $     346,580  $ 14,719,142
                                 =============   =============   =============   =============  ============

                       The Notes to Consolidated Financial
                           Statements are an integral
                            part of these statements.

                        FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Years Ended December 31, 2003, 2002, and 2001

                                                            2003              2002              2001
Cash flows from operating activities:
Net income                                               $   1,224,559     $   1,213,313      $   1,005,131
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization                                  312,172           260,581            300,331
Provision for loan losses                                      144,000           142,000            144,000
Deferred income taxes                                          107,304            22,532     (      43,758)
(Gain) loss on sale of other real estate                        20,026    (      15,673)             19,038
Increase in cash surrender value of life insurance      (      92,454)    (      91,891)     (     103,214)
(Gain) loss on sales/maturities of investments          (      49,046)    (      44,776)     (      17,986)
(Gain) loss on disposal of equipment                            31,766                 0                  0
(Increase) decrease in accrued interest
  receivable                                                   103,096    (      39,392)            169,929
Increase (decrease) in accrued interest
  payable and other liabilities                         (     392,431)    (     191,117)            113,862
(Increase) decrease in other assets                     (     287,826)            33,543     (      43,445)
                                                         -------------     -------------      -------------
Net cash provided by operating activities                    1,121,166         1,289,120          1,543,888
                                                         -------------     -------------      -------------

Cash flows from investing activities:
Net (increase) decrease in interest bearing
  deposits with banks                                   (     550,500)         1,604,308     (   1,794,028)
Maturities of held-to-maturity securities                      366,030           421,925             93,071
Proceeds from sales of available-for-sale securities         1,337,376           942,253             38,720
Maturities of available-for-sale securities                  6,741,340         3,840,642         10,107,008
Purchases of available-for-sale securities              (  19,549,624)    (   5,513,706)     (   2,400,118)
Proceeds from sales of other real estate owned                  46,486           119,241             46,047
Net (increase) in loans                                 (     902,117)    (  10,567,701)     (   7,199,505)
Sale (purchase) of other bank stock                     (     470,500)           167,700                  0
Purchase of life insurance                              (     250,000)                 0                  0
Purchases of bank premises and
  equipment, net                                        (     890,287)    (      69,540)     (     131,082)
                                                        --------------    --------------     --------------
Net cash (used) by investing activities                 (  14,121,796)    (   9,054,878)     (   1,239,887)
                                                        --------------    --------------     --------------
Cash flows from financing activities:
Net increase (decrease) in deposits                          6,029,550    (   1,270,021)          8,329,892
Cash dividends paid                                     (     632,000)    (     544,000)     (     480,000)
Net short-term borrowings                               (   1,835,000)         1,835,000                  0
Proceeds from long-term borrowings                           9,289,000                 0                  0
Principal payments on long-term borrowings              (       5,667)    (       5,799)     (     773,443)
                                                        --------------    --------------     --------------
Net cash provided by financing activities                $  12,845,883     $      15,180      $   7,076,449
                                                        --------------     -------------     --------------

                       The Notes to Consolidated Financial
                           Statements are an integral
                            part of these statements.

                     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            Years Ended December 31, 2003, 2002, and 2001


                                                         2003            2002              2001

Net increase (decrease) in cash and cash             ($    154,747)  ($  7,750,578)     $   7,380,450
equivalents

Cash and cash equivalents, beginning balance              3,650,351      11,400,929         4,020,479
                                                      -------------   -------------     -------------
Cash and cash equivalents, ending balance             $   3,495,604   $   3,650,351     $  11,400,929
                                                      =============   =============     =============


Supplemental disclosure of cash flows information:

Cash paid during the year for:

Interest                                              $   3,463,813   $   3,874,078     $   4,766,560

Income taxes                                                661,864         321,247           345,860



Supplemental schedule of noncash investing and financing activities:

Unrealized gain (loss) on securities
  available-for-sale, net of income tax effect       ($     42,240)   $     167,513     $     338,839
Other real estate acquired in settlement of loans                 0          66,512                 0


                       The Notes to Consolidated Financial
                           Statements are an integral
                            part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Significant Accounting Policies

       Nature of Operations

       FNB Financial Corporation's primary activity consists of owning and supervising its subsidiaries, FNB Mortgage Brokers, Inc., which brokers secondary mortgage loans in the Pennsylvania and Maryland markets, and The First National Bank of McConnellsburg, which is engaged in providing banking and bank related services in South Central Pennsylvania and Northwestern Maryland. Its five offices are located in McConnellsburg
       (2), Fort Loudon and Needmore, Pennsylvania, and Hancock, Maryland.

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries of FNB Mortgage Brokers, Inc. and The First National Bank of McConnellsburg. All significant intercompany transactions and accounts have been eliminated.

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

       While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for losses on loans and foreclosed real estate. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.
                                       -7-
Note 1.   Significant Accounting Policies (Continued)

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

       The Corporation had no trading securities in 2003 or 2002.

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

       Earnings Per Share

       Earnings per common share were computed based upon weighted average shares of common stock outstanding of 800,000 for 2003, 2002, and 2001.

       Intangibles

       Identifiable intangible assets are amortized on a straight-line basis over fifteen years.

       Federal Income Taxes

       As a result of certain timing differences between financial statement and federal income tax reporting, deferred income taxes are provided in the financial statements. See Note 7 for further details.

       Advertising

       The Corporation follows the policy of charging costs of advertising to expense as incurred. Advertising expense was $ 66,620, $ 52,267, $ 80,238 for 2003, 2002, and 2001, respectively.

       Fair Values of Financial Instruments

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

       The components of the change in net unrealized gains (losses) on securities were as follows:

                                                                   2003             2002             2001
        Gross unrealized holding gains (losses)
          arising during the year                              ($   14,954)      $   298,582     $   531,378
        Reclassification adjustment for (gains)/losses
          realized in net income                               (    49,046)     (     44,776)   (     17,986)
                                                               ------------     ------------    ------------
        Net unrealized holding gains (losses) before taxes     (    64,000)          253,806         513,392
        Tax effect                                                  21,760      (     86,293)   (    174,553)
                                                               ------------     ------------    ------------
        Net change                                             ($   42,240)      $   167,513     $   338,839
                                                               ============    =============    ============

                                      -11-
Note 2.   Investment Securities

       The amortized cost and fair values of investment securities available for sale at December 31 were:


                                                            Gross            Gross
                                          Amortized       Unrealized      Unrealized        Fair
                                            Cost            Gains           Losses          Value

                                            2003
        Obligations of other U.S.
          Government agencies             $  1,200,162    $     51,915     $          0  $  1,252,077
        Obligations of states and
          political subdivisions             8,592,013         372,735    (      6,875)     8,957,873
        Mortgage-backed securities          21,141,232         125,758    (     55,424)    21,211,566
        SBA Loan Pool certificates             419,809           2,778    (        951)       421,636
        Equities in local bank stock           161,301          35,183                0       196,484
                                          ------------    ------------    -------------  ------------
        Totals                            $ 31,514,517    $    588,369    ($    63,250)  $ 32,039,636
                                          ============    ============    =============  ============
                                                  2002
        Obligations of other U.S.
          Government agencies             $  5,597,609    $    170,358     $          0  $  5,767,967
        Obligations of states and
          political subdivisions             8,315,356         368,502                0     8,683,858
        Mortgage-backed securities           5,472,039          51,219                0     5,523,258
        SBA Loan Pool certificates             509,858           3,175    (      1,278)       511,755
        Equities in local bank stock            99,701           8,645    (     11,500)        96,846
                                          ------------    ------------    -------------  ------------
        Totals                            $ 19,994,563    $    601,899    ($    12,778)  $ 20,583,684
                                          ============    ============    =============  ============

       The amortized cost and fair values of investment securities held to maturity at December 31 were:

                                                         Gross          Gross
                                         Amortized     Unrealized     Unrealized       Fair
                                           Cost          Gains          Losses        Value

                                                                    2003
        SBA loan pool certificates         $ 326,809      $   1,416     ($  2,268)    $ 325,957
                                           =========      =========     ==========    =========
                                                                    2002
        SBA loan pool certificates         $ 427,220      $   1,857     ($  3,221)    $ 425,856
        Obligations of other U.S.
          government agencies                265,619            713              0      266,332
                                           ---------      ---------      ---------    ---------
        Totals                             $ 692,839      $   2,570     ($  3,221)    $ 692,188
        <                                  =========      =========     ==========    =========

                                      -12-
Note 2.   Investment Securities (Continued)

       The amortized cost and fair values of investment securities available for sale and held to maturity at December 31, 2003 by contractual maturity, are shown below. Contractual maturities will differ from expected maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

                                                    Securities Available                Securities Held
                                       - - - - - - for Sale - - - - - -  - - - - - - to Maturity- - - -
                                          Amortized           Fair          Amortized         Fair
                                             Cost            Value            Cost            Value

        Due in one year or less           $   1,495,000   $   1,521,527    $           0   $           0
        Due after one year through
          five years                          5,812,246       6,111,315                0               0
        Due after five years through
          ten years                           1,283,409       1,368,206                0               0
        Due after ten years                   1,201,520       1,208,901                0               0
                                          -------------   -------------    -------------   -------------
                                              9,792,175      10,209,949                0               0
        Mortgage-backed securities           21,141,232      21,211,567                0               0
        SBA loan pool certificates              419,809         421,636          326,809         325,957
        Equities in local bank stock            161,301         196,484                0               0
                                          -------------   -------------    -------------   -------------
        Totals                            $  31,514,517   $  32,039,636    $     326,809   $     325,957
                                          =============   =============    =============   =============

       Proceeds from sales of securities available-for-sale during 2003 were $ 1,337,376 resulting in gross losses of $ 0 and gross gains of $ 49,046. Related taxes were $ 16,675.

       Proceeds from sales of investment securities available-for-sale during 2002 were $ 942,253 resulting in gross losses of $ 3,156 and gross gains of $ 47,932. Related taxes were $ 15,224.

       Proceeds from sales of investment securities available-for-sale during 2001 were $ 38,720 resulting in gross losses of $ 0 and gross gains of $ 7,843. Related taxes were $ 2,667.

       There were no sales of investment securities held-to-maturity in 2003, 2002, or 2001.

       Investment securities carried at $ 3,968,687 and $ 4,459,332 at December 31, 2003 and 2002, respectively, were pledged to secure public funds and for other purposes as required or permitted by law.

                                       -13
Note 3.   Loans

       Loans consist of the following at December 31:

                                                                            2003            2002
                                                                               (000 omitted)
        Real estate loans:
          Construction and land development                              $      7,267    $      3,679
          Secured by farmland                                                   4,190           4,453
          Secured by 1-4 family residential properties                         51,696          52,668
          Secured by multi-family residential properties                          321           1,781
          Secured by nonfarmland nonresidential properties                     18,462          15,537
          Loans to farmers (except loans secured
            primarily by real estate)                                           1,423           3,237
        Commercial, industrial and state and political subdivision             10,182          10,690
        loans
        Loans to individuals for household, family, or other personal
          expenditures                                                          6,667           7,457
        All other loans                                                         2,055           2,099
                                                                         ------------    ------------
             Total loans                                                      102,263         101,601
        Less:  Unearned discount on loans                                          85             146
             Allowance for loan losses                                            893             928
                                                                         ------------    ------------
             Net Loans                                                   $    101,285    $    100,527
                                                                         ============    ============

       The following table shows maturities and sensitivities of loans to changes in interest rates based upon contractual maturities and terms as of December 31, 2003.

                (000 omitted)                           Due Over 1
                                         Due Within     But Within    Due Over      Nonaccruing
                                            1 Year       5 Years       5 Years         Loans         Total
      Loans at pre-determined              $   4,966     $   9,989      $ 28,471     $    366      $   43,792
           interest rates
      Loans at floating or adjustable         18,223        36,838         2,556          854          58,471
           interest rates
                                            --------      --------      --------      -------       ---------
      Total (1)                             $ 23,189      $ 46,827      $ 31,027      $ 1,220       $ 102,263
                                            ========      ========      ========      =======       =========

       (1) These amounts have not been reduced by the allowance for possible loan losses or unearned discount.

       The Corporation has granted loans to its officers and directors, and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $ 1,472,943 and $ 1,121,995 at December 31, 2003 and 2002, respectively. During 2003, $ 540,236 of new loans were made and repayments totaled $ 189,288. During 2002, $ 1,083,329 of new loans were made and repayments totaled $ 1,100,950.

       Outstanding loans to Corporate employees totaled $ 1,226,637 and $ 1,326,593 at December 31, 2003 and 2002, respectively.
                                      -14-
Note 4.   Allowance for Loan Losses

       Activity in the allowance for loan losses is summarized as follows:

                                                            2003        2002       2001
        Allowance for loan losses, beginning of the        $     928  $     882   $     811
        year

        Loans charged-off during the year:
          Real estate mortgages                                    0         39          18
          Installment loans                                      168         88          90
          Commercial and all other loans                          65          0           1
                                                           ---------  ---------   ---------
        Total charge-offs                                        233        127         109

        Recoveries of loans previously charged-off:
          Real estate mortgages                                    0          9          18
          Installment loans                                       55         22          18
          Commercial and all other loans                           0          0           0
                                                           ---------  ---------   ---------
        Total recoveries                                          55         31          36

        Net loans charged-off (recovered)                        178         96          73
        Provision for loan losses charged to operations          144        142         144
                                                           ---------  ---------   ---------
        Allowance for loan losses, end of the year         $     893  $     928   $     882
                                                           =========  =========   =========
        Ratio of net charge-offs to average loans              0.17%      0.10%       0.08%
                                                           =========  =========   =========

       A breakdown of the allowance for loan losses as of December 31 is as follows:

                                - - - - - - - 2003 - - - -   - - - - - - - 2002 - - - -
                                                Percent of                  Percent of
                                                 Loans in                    Loans in
                                  Allowance        Each       Allowance        Each
            (000 omitted)          Amount        Category      Amount        Category
        Commercial, industrial
          and agriculture        $        726        22.55%  $        645         21.71%
        loans
        1-4 family residential
          mortgages                       130        68.92%           179         68.88%
        Consumer and
          installment loan                 37         8.53%            55          9.41%
        Unallocated                         0                          49
                                                        N/A                          N/A
                                 ------------  ------------  ------------   ------------
        Total                    $        893                $        928
                                                    100.00%                      100.00%
                                 ============  ============  ============   ============

                                      -15-
Note 4.   Allowance for Loan Losses (Continued)

       Impairment of loans having a recorded investment of $ 698,454, $ 803,043, and $ 859,974 at December 31, 2003, 2002, and 2001,
       respectively, was recognized in conformity with generally accepted accounting principles. The average recorded investment in impaired loans was $ 743,650, $ 828,615, and $ 1,019,975 during 2003, 2002, and
       2001, respectively. The total allowance for loan losses related to these loans was $ 224,000 at December 31, 2003, $ 241,000 at December 31, 2002, and $ 120,000 at December 31, 2001. Interest income on impaired loans of $ 35,513, $ 77,330, and $ 85,042 was recognized for cash payments received in 2003, 2002, and 2001, respectively.

Note 5.   Nonaccrual, Past Due and Restructured Loans

        The following table shows the principal balances of nonaccrual loans as of December 31:

                                                    2003            2002           2001

        Nonaccrual loans                        $   1,219,660   $     934,673   $     491,659
                                                =============   =============   =============
        Interest income that would have been
          accrued at original contract rates    $     131,028   $      85,292   $      43,468
        Amount recognized as interest
          income                                       94,631          56,361          28,545
                                                -------------   -------------   -------------
        Foregone revenue                        $      36,397   $      28,931   $      14,923
                                                =============   =============   =============
        Loans 90 days or more past due (still accruing interest) were as follows at
        December 31:

        (000 omitted)                               2003            2002           2001
        Real estate mortgages                   $          85   $          91   $         228
        Installment loans                                  21              47              45
        Commercial and industrial                           0              53               0
                                                -------------   -------------   -------------
        Total                                   $         106   $         191   $         273
                                                =============   =============   =============

Note 6.   Bank Building, Equipment, Furniture and Fixtures

       Bank building, equipment, furniture and fixtures consisted of the following at December 31:

                                                            Accumulated     Depreciated
                  Description                 Cost         Depreciation         Cost

                                                               2003

        Land                               $     246,905    $           0    $     246,905
        Bank building and improvements         3,241,967        1,336,893        1,905,074
        Equipment, furniture and               2,809,729        1,732,471        1,077,258
        fixtures
        Leasehold improvements                    64,028           23,541           40,487
                                           -------------    -------------    -------------
                                           $   6,362,629    $   3,092,905    $   3,269,724
                                           =============    =============    =============
                                                               2002

        Land                               $     231,635    $           0    $     231,635
        Bank building and improvements         3,287,975        1,311,784        1,976,191
        Equipment, furniture and               2,464,010        1,992,824          471,186
        fixtures
        Leasehold improvements                    64,028           19,665           44,363
                                           -------------    -------------    -------------
                                           $   6,047,648    $   3,324,273    $   2,723,375
                                           =============    =============    =============

                                      -16-
Note 6.   Bank Building, Equipment, Furniture and Fixtures (Continued)

       Depreciation expense amounted to $ 312,172, $ 260,581, and $ 285,683 for 2003, 2002, and 2001, respectively.

Note 7.   Income Taxes

       The components of federal income tax expense are summarized as follows:


                                                     2003          2002           2001

        Current year provision                   $    331,628   $    450,884   $   299,269
        Deferred income taxes resulting from:
        Differences between financial
          statement and tax depreciation charges       89,105         48,049  (      4,793)
        Differences between financial
          statement and tax loan loss
          provision                                     8,820   (     15,129) (     24,758)
        Differences between financial statement
          and tax retirement benefit expense            9,379   (     10,388) (     14,207)
                                                 ------------   ------------   ------------
        Applicable income tax                    $    438,932   $    473,416   $    255,511
                                                 ============   ============   ============

       Federal income taxes were computed after adjusting pretax accounting income for nontaxable income in the amount of $ 476,207, $ 537,475, and $ 578,139 for 2003, 2002, and 2001, respectively.

       A reconciliation of the effective applicable income tax rate to the federal statutory rate is as follows:

                                             2003      2002       2001

       Federal income tax rate               34.0%     34.0%      34.0%
               Reduction resulting from:
          Nontaxable income                   7.6       5.9       13.7
                                             -----     -----      ----
               Effective income tax rate     26.4%     28.1%      20.3%
                                             =====     =====      =====

       Deferred tax assets have been provided for deductible temporary differences related to the allowance for loan loss and retirement benefit reserve. Deferred tax liabilities have been provided for taxable temporary differences related to depreciation and unrealized gains on securities available-for-sale. The net deferred taxes included in the accompanying balance sheets at December 31 are as follows:

                                                   2003            2002
        Deferred Tax Assets
        Retirement benefit reserve              $      61,704   $      71,082
        Allowance for loan losses                     242,087         250,907
                                                -------------   -------------
                                                      303,791         321,989
        Deferred Tax Liabilities
        Net unrealized (gains) losses on
          on securities available-for-sale     (     178,540)  (     200,301)
        Depreciation                           (     159,090)  (      69,985)
                                               --------------  --------------
                                               (     337,630)  (     270,286)
                                               --------------  --------------
        Net deferred tax asset (liability)     ($     33,839)   $      51,703
                                               ==============  ==============

       The Corporation has not recorded a valuation allowance for the deferred tax assets as management feels that it is more likely than not that they will be ultimately realized.

                                      -17-
Note 8.   Employee Benefit Plans

       The Corporation has a 401-K plan which covers all employees who have attained the age of 20 and who have completed six months of full-time service. The plan provides for the Corporation to match employee contributions to a maximum of 5% of annual compensation. The Corporation also has the option to make additional discretionary contributions to the plan based upon the Corporation's performance and subject to approval by the Board of Directors. The Corporation's total expense for this plan was $ 79,942, $ 84,699, and $ 94,923, for the years ended December 31, 2003, 2002, and 2001, respectively.

       The Corporation adopted three supplemental retirement benefit plans for directors and executive officers. These plans are funded with single premium life insurance on the plan participants. The cash value of the life insurance policies is an unrestricted asset of the Corporation.
       The estimated present value of future benefits to be paid totaled $ 226,633 and $ 209,066 at December 31, 2003 and 2002, respectively, which is included in other liabilities. Total annual expense for these plans amounted to $ 36,311, $ 81,516, and $ 55,656, for 2003, 2002, and 2001,
       respectively.

Note 9.   Deposits

       Included in savings deposits are NOW and Super NOW account balances totaling $ 7,755,240 and $ 7,449,001 at December 31, 2003 and 2002,
       respectively. Also included in savings deposits at December 31, 2003 and 2002 are Money Market account balances totaling $ 8,437,791 and $ 7,789,010, respectively.

       Time certificates of $ 100,000 and over as of December 31 were as follows:

                                           2003       2002
                                            (000 omitted)
       Three months or less           $   2,697  $     960
       Three months to six months         1,256      1,385
       Six months to twelve months        2,965      1,954
       Over twelve months                 8,836      9,096
                                        --------- ----------
               Total                   $ 15,754   $ 13,395
                                        ========= ==========


       Interest expense on time deposits of $ 100,000 and over aggregated $ 529,000, $ 658,000, and $ 726,000 for 2003, 2002, and 2001,
       respectively.

       At December 31, 2003 the scheduled maturities of certificates of deposit are as follows (000 omitted):


                2004            $ 32,561
                2005               9,236
                2006               7,465
                2007              10,287
                2008               8,452
                                --------
                                $ 68,001
                                ========


                                      -18-
Note 9.   Deposits (Continued)

       The Corporation accepts deposits of the officers, directors and employees of the corporation and its subsidiary on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of deposits of officers, directors, and employees totaled $ 1,400,818 and $ 2,223,487 at December 31, 2003 and 2002, respectively.

       The aggregate amount of demand deposit overdrafts reclassified as loan balances were $ 8,479 and $ 14,046 at December 31, 2003 and 2002, respectively.

       Derivative Instruments

       Included in time deposits are Index Powered Certificates of Deposit ("IPCD's") totaling $ 1,351,228 and $ 1,296,562 at December 31, 2003 and
       2002, respectively. The IPCD product is offered through a program with the Federal Home Loan Bank (FHLB). The ultimate pay off at maturity, which is in five years, is the initial deposited principal plus the appreciation in the S&P 500 Index ("S&P Call Option"). The S&P Call Option is considered an embedded derivative designated as a non-hedging item. The change in fair value of the S&P Call Option resulted in a loss of $ 74,765 and a gain of $ 219,023 for 2003 and 2002, respectively, which are included in other income.

       In order to hedge its risk associated with the IPCD Product, the Corporation has entered into a derivative contract with the FHLB whereby the Corporation pays FHLB a fixed rate interest charge (ranging from 4.2% to 4.97%) in return for a guarantee that the FHLB will pay the Corporation the cash equivalent of the growth in the S&P 500 Index due at the IPCD maturity date. The change in fair value of the FHLB Derivative Contract resulted in a gain of $ 78,561 and a loss of $ 176,702 for 2003 and 2002, respectively, which is included in other income.

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

                                                           Contract or
                                                          Notional Amount
                                                           (000 omitted)
                                                              2003      2002
       Financial instruments whose contract amounts
         represent credit risk at December 31:
       Commitments to extend credit                        $ 12,392    $ 12,513
       Commercial and standby letters of credit               2,136      2,230
                                                           --------    --------
                                                           $ 14,528    $ 14,743
                                                           ========    ========

                                      -19-
Note 10.       Financial Instruments With Off-Balance-Sheet Risk (Continued)

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

Note 12.  FNB Financial Corporation (Parent Company Only) Financial Information

       The following are the condensed balance sheets, statements of income and statements of cash flows for the parent company.

                                      Balance Sheets
                   December 31

        Assets                                            2003            2002

        Cash                                           $      77,302  $       9,105
        Interest-bearing deposits with banks                 100,511        165,897
        Marketable equity securities
          available for sale                                 196,484         96,846
        Investment in wholly-owned subsidiaries           14,289,088     14,162,837
        Other assets                                         327,757         38,892
                                                       -------------  -------------
        Total assets                                   $  14,991,142  $  14,473,577
                                                       =============  =============

                                      -20-
Note 12. FNB Financial Corporation (Parent Company Only) Financial Information (Continued)

                             Liabilities and Stockholders' Equity
                                                            2003             2002

        Dividends payable                                $     272,000   $     264,000
        Other liabilities                                            0          32,754
                                                         -------------   -------------
        Total liabilities                                      272,000         296,754
                                                         -------------   -------------
        Common stock, par value $ .315; 12,000,000
          shares authorized; 800,000 shares issued
          and outstanding                                      252,000         252,000
        Additional paid-in capital                           1,789,833       1,789,833
        Retained earnings                                   12,330,729      11,746,170
        Accumulated other comprehensive income                 346,580         388,820
                                                         -------------   -------------
        Total stockholders' equity                          14,719,142      14,176,823
                                                         -------------   -------------
        Total liabilities and stockholders' equity       $  14,991,142   $  14,473,577
                                                         =============   =============

                                      Statements of Income
                                    Years Ended December 31

                                              2003             2002            2001
        Cash dividends from wholly-owned
          subsidiaries                  $      1,082,000    $     569,000  $     542,000
        Interest on deposits with banks              137              388            303
        Dividend income - Marketable
          equity securities                        4,778            4,641          5,369
        Securities gains                          44,395           42,691          7,843
        Miscellaneous income (loss)               18,305           11,397 (       4,168)
        Equity in undistributed income of
          subsidiaries                           118,596          621,158        503,389
                                        ----------------    -------------  -------------
                                               1,268,211        1,249,275      1,054,736
        Less:  holding company                    43,652           35,962         49,605
        expenses
                                        ----------------    -------------  -------------
        Net income                      $      1,224,559    $   1,213,313  $   1,005,131
                                        ================    =============  =============

                                      -21-
Note 12. FNB Financial Corporation (Parent Company Only) Financial Information (Continued)



                                            Statements of Cash Flows
                                            Years Ended December 31

                                                           2003               2002            2001
        Cash flows from operating activities:
        Net income                                     $      1,224,559    $   1,213,313   $   1,005,131
        Adjustments to reconcile net
          income to cash provided by
          operating activities:
        Equity in undistributed income
          of subsidiaries                             (        118,596)   (     621,158)  (     503,389)
        (Gain) on sales of investments                (         44,395)   (      42,691)  (       7,843)
        (Increase) decrease in other assets           (        301,798)   (      14,537)  (      17,857)
        Increase (decrease) in other liabilities      (         32,754)           32,754  (       6,065)
                                                       ----------------    -------------  --------------
        Net cash provided by operating activities               727,016          567,681         469,977
                                                       ----------------    -------------  --------------
        Cash flows from investing activities:
        Net (increase) decrease in interest bearing
          deposits with banks                                    65,386   (     159,502)  (       6,096)
        Investment in subsidiary                      (         75,000)                0               0
        Purchase of marketable equity securities
          available for sale                          (        196,299)   (     143,866)               0
        Sales of marketable equity securities
          available for sale                                    179,094          266,127          38,720
                                                       ----------------    -------------   -------------
        Net cash provided (used) by investing
           activities                                 (         26,819)   (      37,241)          32,624
                                                       ----------------    -------------  --------------
        Cash flows from financing activities:
        Cash dividends paid                           (        632,000)   (     544,000)  (     480,000)
                                                       ----------------    -------------   -------------
        Net increase (decrease) in cash                          68,197   (      13,560)          22,601
        Cash, beginning balance                                   9,105           22,665              64
                                                       ----------------    -------------   -------------
        Cash, ending balance                           $         77,302    $       9,105   $      22,665
                                                       ================    =============   =============

Note 13.  Regulatory Matters

       Dividends paid by FNB Financial Corporation are generally provided from the dividends it receives from its Subsidiary Bank. The Bank, as a National Bank, is subject to the dividend restrictions set forth by the Office of the Comptroller of the Currency (OCC). Under such restrictions, the Corporation may not, without prior approval of the OCC, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends that the Bank could declare without the approval of the OCC amounted to approximately $ 3,872,654 and $ 3,690,009 at December 31, 2003 and 2002, respectively.

                                      -22-
Note 13.  Regulatory Matters (Continued)

       FNB Financial Corporation's balance of retained earnings at December 31, 2003 is $ 12,330,729 and would be available for cash dividends, although payment of dividends to such extent would not be prudent or likely. The Federal Reserve Board, which regulates bank holding companies, establishes guidelines which indicate that cash dividends should be covered by current period earnings.

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

                                       FNB Financial Corporation   Regulatory Minimum
                                          2003          2002          Requirements

       Leverage ratio                    10.17%        10.50%              4%

       Risk-based capital ratios:
       Tier I (core capital)             15.20%        15.63%              4%

       Combined Tier I and
          Tier II (core capital
          plus allowance for loan
          losses)                        16.15%        16.69%              8%

       As of December 31, 2003 the most recent regulatory exam from the Office of the Comptroller of the Currency categorized the Corporation as well capitalized under the regulatory frame work for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation's category.

Note 14.  Compensating Balance Arrangements

       Required deposit balances at the Federal Reserve were $ 400,000 and $ 100,000 for 2003 and 2002, respectively. Required deposit balance at Atlantic Central Banker's Bank was $ 425,000 at December 31, 2003 and 2002. These balances are maintained to cover processing costs and service charges.

                                      -23-
Note 15.  Fair Value of Financial Instruments

       The estimated fair values of the Corporation's financial instruments were as follows at December 31:

                                           - - - - - - 2003 - - - - - -   - - - - - - 2002 - - - - -
                                              Carrying         Fair        Carrying         Fair
                                               Amount         Value         Amount          Value
        FINANCIAL ASSETS
        Cash and due from banks             $   3,495,604  $   3,495,604  $  3,650,351  $   3,650,351
                                                                             3,650,351
        Interest-bearing deposits in banks      1,518,766      1,527,341       968,266        990,976
        Securities available for sale          32,039,636     32,039,636    20,583,684     20,583,684
        Securities to be held to maturity         326,809        325,957       692,839        692,188
        Other bank stock                        1,136,500      1,136,500       666,000        666,000
        Loans receivable                      101,284,984    100,803,961   100,526,867    100,695,330
        Accrued interest receivable               555,760        555,760       658,856        658,856

        FINANCIAL LIABILITIES
        Time certificates                      68,000,625     69,500,472    65,934,931     68,165,120
        Other deposits                         48,721,284     48,721,284    44,757,428     44,757,428
        Accrued interest payable                  302,279        302,279       403,813        403,813
        Liability for borrowed funds           14,680,992     15,516,087     7,232,659      8,004,310


Note 16.  Liability for Borrowed Funds

       Included in liabilities for borrowed funds at December 31 are borrowings from The Federal Home Loan Bank as follows:

                            Advance         Principal Outstanding       Interest     Maturity
              Type           Amount                                       Rate         Date
                                             2003           2002

        Fixed             $   2,500,000  $   2,500,000  $           0     1.30%        3/8/04
        Convertible (1)       2,250,000      2,250,000      2,250,000     6.23%       8/30/10
        Convertible (1)       2,000,000      2,000,000      2,000,000     5.83%       8/10/10
        Convertible (1)         500,000        500,000        500,000     5.98%       7/21/10
        Convertible (1)         500,000        500,000        500,000     6.54%       7/12/10
        Credit Line          17,750,000      6,789,000      1,835,000     1.03%      12/21/04
        CIP/Term (2)            175,000        141,992        147,659     6.64%       7/14/17
                                         $  14,680,992  $   7,232,659


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

                                      -24-
Note 16.  Liability for Borrowed Funds (Continue)

       (2) The Corporation received Community Investment Program funding from the Federal Home Loan Bank of Pittsburgh for $ 175,000 at a fixed rate of 6.64% and an amortization term of 20 years. Required payments on this loan are as follows:


              2004      $       6,639
              2005              7,094
              2006              7,737
              2007              8,098
              2008              8,653
           Thereafter         103,771
                        -------------
                        $     141,992
                        =============

       The total maximum borrowing capacity from Federal Home Loan Bank at December 31, 2003 was $ 72,171,000. Collateral for borrowings at the Federal Home Loan Bank consists of various securities and the Corporation's 1-4 family mortgages with a total value of approximately $ 74,791,000.

Note 17.  Operating Lease

       The Corporation leases its Hancock, Maryland office. The original lease term is ten years with three separate successive options to extend the lease for a term of five years each. Monthly rent is $ 1,800 and the lessee pays a proportionate share of other operating expenses. For the years ended December 31, 2003, 2002, and 2001, rent expense under this operating lease was $ 21,600 for each year. Required lease payments for the remaining three years are as follows:

                         2004            $ 21,600
                         2005              21,600
                         2006              16,200
                                         --------
                                         $ 59,400
                                         ========

                 FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                              SELECTED FIVE YEAR FINANCIAL DATA

                                      2003        2002        2001         2000        1999
Results of Operations (000
omitted)

Interest income                      $   8,290   $   8,352   $   8,767    $   8,755  $   7,802
Interest expense                         3,362       3,723       4,676        4,697      4,119
Provision for loan losses                  144         142         144          231        190
                                     ---------   ---------   ---------    ---------  ---------
Net interest income after
  provision for loan losses              4,784       4,487       3,947        3,827      3,493
Other operating income                     743         693         739          624        621
Other operating expenses                 3,864       3,494       3,425        3,267      3,030
                                     ---------   ---------   ---------    ---------  ---------
Income before income taxes               1,663       1,686       1,261        1,184      1,084
Applicable income tax                      438         473         256          229        181
                                     ---------   ---------   ---------    ---------  ---------
Net income                            $  1,225    $  1,213    $  1,005     $    955   $    903
                                     =========   =========   =========    =========  =========
Common Share Data

Per share amounts are based on weighted average shares of common stock outstanding of 800,000 for 2003, 2002, 2001, 2000, and 1999 after giving retroactive recognition to a two-for-one stock split issued September 1, 2000.

Income before income taxes           $    2.08   $    2.11   $    1.58    $    1.48  $    1.36
Applicable income taxes                   0.55        0.59        0.32         0.29       0.22
Net income                                1.53        1.52        1.26         1.19       1.13
Cash dividend declared                    0.80        0.74        0.63         0.57       0.50
Book value (actual number
  of shares outstanding)                 18.40       17.72       16.73        15.69      14.00
Dividend payout ratio                   52.26%      48.79%      50.14%       47.76%     44.28%

Year-End Balance Sheet Figures
  (000 omitted)

Total assets                         $ 147,035   $ 133,365   $ 132,161    $ 123,626  $ 117,929
Net loans                              101,285     100,527      90,168       83,112     76,137
Total investment securities -
  Amortized cost                        31,841      20,687      20,334       28,154     31,900
Deposits-noninterest bearing            15,901      13,931      13,344       11,798     10,959
Deposits-interest bearing              100,821      96,761      98,618       91,834     88,371
Total deposits                         116,722     110,692     111,962      103,632     99,330
Total stockholders' equity              14,719      14,177      13,388       12,548     11,201

Ratios

Average equity/average assets           10.55%      10.30%      10.05%       10.15%     10.49%
Return on average equity                 8.28%       9.01%       7.74%        7.67%      7.53%
Return on average assets                 0.87%       0.93%       0.78%        0.78%      0.79%


                           FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                                       SUMMARY OF QUARTERLY FINANCIAL DATA




The unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 are as follows:


                                               2003                                       2002
($ 000 omitted                             Quarter Ended                              Quarter Ended
except per share)             Mar.31    June 30   Sept. 30    Dec. 31    Mar.31     June 30   Sept. 30   Dec. 31

Interest income               $  2,037   $  2,070  $  2,011    $  2,172  $  2,036   $  2,073   $  2,082  $  2,161
Interest expense                   842        841       842         837       982        931        931       879
                              --------   --------  --------    --------  --------   --------   --------  --------
Net interest income              1,195      1,229     1,169       1,335     1,054      1,142      1,151     1,282

Provision for loan losses           36         36        36          36        30         36         37        39
                              --------   --------  --------    --------  --------   --------   --------  --------
Net interest income
  after provision for
  loan losses                    1,159      1,193     1,133       1,299     1,024      1,106      1,114     1,243
Other income                       214        153       173         155       181        162        163       142
Security gains (losses)              2         46         1           0         8          0         19        18
Other expenses                     871        942     1,001       1,050       853        832        890       919
                              --------   --------  --------    --------  --------   --------   --------  --------
Operating income
  before
  income taxes                     504        450       306         404       360        436        406       484
Applicable income taxes            106        135        62         136        80         72        156       165
                              --------   --------  --------    --------  --------   --------   --------  --------
Net income                    $    398   $    315  $    244    $    268  $    280   $    364   $    250  $    319
                              ========   ========  ========    ========  ========   ========   ========  ========


Net income applicable
  to common stock
Per share data:
Net income                    $   0.50   $   0.39  $   0.31    $   0.33  $   0.35   $   0.46   $   0.31  $   0.40


                                FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                                  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
                                     EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL
                                                 Years Ended December 31



                          - - - - - - - - - - -2003 - - -  - - - - - - - - - - -2002 - -    - - - - - - - - - - -2001 - -
                            Average                         Average                          Average
     (000 omitted)          Balance    Interest    Rate     Balance      Interest   Rate     Balance     Interest    Rate
ASSETS

Interest bearing
  deposits with banks
  and federal funds sold   $    1,310  $       38   2.90%   $    5,870  $      123  2.18%    $    8,614 $      305   3.54%
Investment securities          26,785       1,057   3.95%       19,048         936  4.91%        24,037      1,322   5.50%
Loans                         102,219       7,195   7.04%       96,209       7,293  7.58%        86,059      7,141   8.30%
                           ----------  ----------   -----   ----------  ----------  -----    ---------- ----------   -----
Total interest
  earning assets              130,314  $    8,290   6.36%      121,127  $    8,352  6.89%       118,710 $    8,768   7.39%
                                       ==========   =====               ==========  =====               ==========   =====
Cash and due from
  banks                         3,723                            3,743                            3,342
Bank premises and
  equipment                     3,009                            2,827                            3,017
Other assets                    3,239                            2,854                            4,158
                           ----------                       ----------                       ----------
Total assets               $  140,285                       $  130,551                       $  129,227
                           ==========                       ==========                       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing
  transaction accounts     $    6,353  $       38   0.60%   $    6,876  $       49  0.70%    $    8,118 $       94   1.16%
Money market deposit
  accounts                      5,459          69   1.26%        8,303         150  1.81%        11,830        366   3.09%
Other savings deposits         16,323         110   0.67%       15,299         190  1.24%        10,995        215   1.96%
All time deposits              67,810       2,722   4.01%       65,920       2,999  4.54%        65,214      3,669   5.63%
Liability for borrowed
  funds                        10,902         423   3.88%        5,433         335  6.17%         5,410        333   6.16%
                           ----------  ----------   -----   ----------  ----------  -----    ---------- ----------   -----
Total interest
  bearing
  liabilities                 106,847  $    3,362   3.15%      101,831  $    3,723  3.66%       101,567 $    4,677   4.60%
                                       ==========   =====               ==========  =====               ==========   =====
Demand deposits                17,615                           14,172                           13,399
Other liabilities               1,023                            1,097                            1,274
                           ----------                       ----------                       ----------
Total liabilities             125,485                          117,100                          116,240
Stockholders' equity           14,800                           13,451                           12,987
                           ----------                       ----------                       ----------
Total liabilities
  and stockholders'
  Equity                   $  140,285                       $  130,551                       $  129,227
                           ==========                       ==========                       ==========
Net interest income/net
  interest margin                      $    4,928   3.78%               $    4,629  3.82%               $    4,091   3.45%
                                       ==========   =====               ==========  =====               ==========   =====
Note:  Average loan balances presented include loans placed on non-accrual status.

                           FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

                                         CHANGES IN NET INTEREST INCOME




                                  - - - - 2003 Compared to 2002 - - - -  - - - - 2002 Compared to 2001 - - - -
                                                               Total                                    Total
                                    Average       Average     Increase      Average       Average      Increase
          (000 omitted)              Volume        Rate      (Decrease)     Volume         Rate       (Decrease)

Interest Income
   Interest bearing deposits
     with banks and
     federal funds sold            ($      99)  $       14   ($      85)   ($      97)  ($      85)   ($     182)
   Investment securities                  380   (      259)         121    (      274)  (      112)   (      386)
   Loans                                  456   (      554)  (       98)          842   (      690)          152
                                   ----------   ----------   -----------   ----------   -----------   ----------
      Total interest income        $      737   ($     799)  ($      62)   $      471   ($     887)   ($     416)
                                   ==========   ==========   ==========    ==========   ==========    ==========

Interest Expense
   Interest bearing
     transaction accounts          ($       4)  ($       7)  ($      11)   ($      14)  ($      31)   ($      45)
   Money market
     deposit accounts              (       51)  (       30)  (       81)   (      109)  (      107)   (      216)
   Other savings                           13   (       93)  (       80)           84   (      109)   (       25)
   All time deposits                       86   (      363)  (      277)           40   (      710)   (      670)
   Liability for borrowed funds           337   (      249)          88             2            0             2
                                   ----------   -----------  ----------    ----------   ----------    ----------
      Total interest expense       $      381   ($     742)  ($     361)   $        3   ($     957)  ($     954)
                                   ==========   ==========   ==========    ==========   ==========   ===========
      Net interest income                                    $      299                               $      538
                                                             ==========                              ===========

                                      -29-
                        FNB FINANCIAL CORPORATION AND ITS
                            WHOLLY-OWNED SUBSIDIARIES

                       MATURITIES OF INVESTMENT SECURITIES
                                December 31, 2003


The following table shows the maturities of investment securities at amortized cost as of December 31, 2003, and weighted average yields of such securities. Yields are shown on a taxable equivalent basis, assuming a 34% federal income tax rate.

              (000 omitted)
                                            Within 1 Year     1-5 Years     5-10 Years    Over 10 Years      Total

Obligations of other U.S. Government
agencies:
Amortized cost                               $         450  $         750  $           0  $           0   $       1,200
Yield                                                5.59%          5.84%          0.00%          0.00%           5.75%

Obligations of state and political
   subdivisions:
Amortized cost                                       1,045          5,062          1,283          1,202           8,592
Yield                                                4.34%          4.42%          4.54%          4.64%           4.46%

Mortgage-Backed securities and SBA
Guaranteed Loan Pool Certificates (1):
Amortized cost                                           0             10          3,273         18,605          21,888
Yield                                                0.00%          5.79%          3.34%          3.95%           3.86%
                                             -------------  -------------  -------------  -------------  --------------
Subtotal amortized cost                              1,495          5,822          4,556         19,807          31,680
                                             -------------  -------------  -------------  -------------   -------------
Subtotal yield                                       4.72%          4.61%          3.68%          3.99%           4.09%
                                             -------------  -------------  -------------  -------------   -------------
Equity Securities                                                                                         $         161
Yield                                                                                                             3.67%

Total investment securities                                                                               $      31,841
                                                                                                          =============
Yield                                                                                                             4.09%

(1) It is anticipated that these mortgage-backed securities and SBA Guaranteed Loan Pool Certificates will be repaid prior to their contractual maturity dates.

                                      -30-
                           MANAGEMENT'S DISCUSSION AND
                                    ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


          The following section presents a discussion and analysis of the financial condition and results of operations of FNB Financial Corporation (the Corporation) and its wholly-owned subsidiaries, The First National Bank of McConnellsburg (the Bank) and FNB Mortgage Brokers, Inc. This discussion should be read in conjunction with the financial tables/statistics, financial statements and notes to financial statements appearing elsewhere in this annual report.

RESULTS OF OPERATIONS

Overview

          Consolidated net income for 2003 was $ 1,224,559, a $ 11,246, or 0.93% increase from the net income for 2002 of $ 1,213,313, and an increase in 2002 net income of $ 208,182, or 20.7% from the net income of $ 1,005,131 for 2001. On a per share basis, net income for 2003 was $ 1.53, based upon average shares outstanding of 800,000, compared to $ 1.52 for 2002 and $ 1.26 for 2001.

Net Interest Income

          Total interest income decreased $ 62,000 from 2002 to 2003 and decreased $ 415,000 from 2001 to 2002. Decreases in 2003 and 2002 were due to reduction in rates. Average loans outstanding in 2003 increased 6.3% over 2002 as the bank continues to penetrate the Washington County, Maryland market. Average rates continued to decline throughout 2003 which caused a $ 554,000 decrease in earnings from loans compared to 2002. However, this decrease was offset somewhat by the increase in volume of average loans outstanding in 2003 resulting in a net decrease in interest earnings from loans of only $ 98,000 or 0.84% compared to 2002. Earnings on investments (excluding gains from sales) increased 12.9% in 2003 compared to a 29.2% decrease in 2002. The increase in 2003 was attributed solely to the expansion of the investment portfolio as loan demand subsided during the year. This increase was offset by the continuing decline in average yields which dropped 96 basis points from 2002 to 2003. The decrease in 2002 was a combination of a decrease in volume with available funds being directed into loans as investments rolled off and a decrease in average yields. Total average earning assets increased 7.6% in 2003 compared to 2.0% in 2002. Increases in earning assets during 2002 were proportionately higher in loans than in 2003, which typically produce higher yields than investments thus producing the higher net interest margins during 2002 than 2003.

          Interest from loans accounted for 86.8% of total interest income for 2003, as compared to 87.3% and 81.4% for 2002 and 2001, respectively.

          Total interest expense was $ 3,362,000 for 2003, a decrease of $ 361,000 from the $ 3,723,000 for 2002. The increase in total average deposits was 2.7% in 2003 compared to 0.9% in 2002. Increases in deposits during 2003 were concentrated in regular savings and time deposits which increased 6.7% and 2.9%, respectively over 2002. However, the average rates paid on these deposits decreased 56 basis points contributing to the overall decrease in the cost of funds in 2003. Overall deposit growth was flat during 2002 with interest bearing demand deposits decreasing 23.9% and time deposits and savings increasing 1.1% and 39.1%, respectively. Although overall growth was flat during 2002, rates decreased 193 basis points which caused a decrease in interest expense on deposits of 22%. Average borrowed funds increased 100.7% resulting in increased interest expense on borrowed funds of 26.2%. The changes in volume of earning assets along with the decreased level of rates paid for deposits caused the overall net interest margin to decrease from 3.82% in 2002 to 3.78% in 2003.

                                      -31-
Allowance for Loan Losses and Related Provisions

          The loan loss provision is an estimated expense charged to earnings in anticipation of losses attributable to uncollectible loans. The provision is based on our analysis of the adequacy of the allowance for loan losses. The provision for 2003 was $ 144,000, compared to $ 142,000 for 2002, and $ 144,000 for 2001.

          The changes in the allowance for loan losses are presented in Note 4 of the financial statements. Net charge-offs in 2003 were $ 178,000 compared to $ 96,000 in 2002 and $ 73,000 in 2001, representing .17%, .10% and .08% of average loans outstanding for 2003, 2002, and 2001, respectively.

          Impaired loans in 2003, 2002, and 2001, represent one credit relationship, details of which are presented in Note 4 to the financial statements. This loan is performing and is well collateralized.

          Management utilizes a comprehensive systematic review of our loan portfolio on a quarterly basis in order to determine the adequacy of the Allowance for Loan Losses. Each quarter the loan portfolio is categorized into various Pools as follows:

POOL #1  Specific allowances for any individually identified trouble loans
POOL #2  Commercial and Industrial
POOL #3  Commercial and Industrial - Real Estate Secured
POOL #4  Consumer Demand and Installment
POOL #5  Consumer Mortgage and Home Equity

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

                       Allowance Factors
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

                                      -32-
Other Operating Income and Other Operating Expenses

          Other income represents service charges on deposit accounts, commissions and fees received for the sale of travelers' checks, money orders and savings bonds, fees for trust referrals, fees for investment services, securities gains, and losses, increases in cash surrender value of life insurance, and other income, such as safe deposit box rents. In the second quarter of 2003, FNB Financial Corporation formed a new company called FNB Mortgage Brokers, Inc. The company was organized as a "C" Corporation and is a wholly-owned subsidiary of FNB Financial Corporation. The company's primary activity is to broker secondary mortgage loans in the Pennsylvania and Maryland markets. On August 29, 2003, FNB Mortgage Brokers, Inc. acquired substantially all the assets of MMI Mortgage Brokers, Inc. and entered into an executive employment agreement with the owner of MMI. Other income increased $ 50,000 or 7.2% for 2003 over 2002, and decreased $ 45,000 or 6.1% for 2002 over 2001.
Increases in 2003 relate primarily to the mortgage brokerage fees and commissions earned by FNB Mortgage Brokers, Inc. The changes in 2002 relate primarily to service charges and other fees related to deposits which fluctuated with the related changes in volumes of deposits discussed earlier.

          The noninterest expenses are classified into five main categories: salaries; employee benefits; occupancy expenses, which include depreciation, maintenance, utilities, taxes and insurance; equipment expenses, which include depreciation, rents and maintenance; and other operating expenses, which include all other expenses incurred in operating the Corporation.

          Overall personnel related expenses increased 5.1% in 2003 over 2002. Salaries and wages increased as the result of changes in personnel caused by a core data processing system conversion and acquisition of a mortgage brokerage business in 2003. Increases from 2001 to 2002 were primarily the result of personnel changes.

          Occupancy, furniture, and equipment expenses increased 10.3% in 2003 compared to 2002. This increase was caused by converting the core processing applications to a new system in 2003.

          Other expenses increased 19.0% in 2003 compared to 2002 and 8.3% in 2002 compared to 2001. Increases were primarily in processing costs and professional fees.

Income Taxes

          Applicable income taxes changed between 2001, 2002, and 2003 as a result of changes in pre-tax accounting income and taxable income. Details of income tax expense are presented in Note 7 to the financial statements. As described in Note 1 of the Notes to Consolidated Financial Statements, deferred income taxes have been provided for timing differences in the recognition of certain expenses between financial reporting and tax purposes. Deferred income taxes have been provided at prevailing tax rates for such items as depreciation, provision for loan losses, deferred compensation, and unrealized gains and losses on investment securities available for sale. The marginal tax rate at which deferred taxes were provided during 2003 and 2002 is 34%. At December 31, 2003 and 2002, deferred taxes amounted to ($ 33,839) and $ 51,703, respectively. If all timing differences reversed in 2004, the actual income taxes saved by the recognition of the aforementioned expenses would not be significantly different from the deferred income taxes recognized for financial reporting purposes.

          The current level of nontaxable investment and loan income is such that the Corporation is not affected by the alternative minimum tax rules.

                                      -33-
CRITICAL ACCOUNTING POLICIES

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

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          Financial Accounting Standards Board Statement 150 - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued May of 2003 and is effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Provisions of this statement are consistent with the Board's proposal to revise the definition of liabilities to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. Management does not expect there to be a significant impact from this statement since the Corporation currently does not have any obligations requiring settlement by the issuance of its own shares of stock.

          In December 2003, the Financial Accounting Standards Board released Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics:

          1. The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.
          2. The equity investors lack one or more of the following essential characteristics of a controlling financial interest:
              a. The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights;
              b.   The obligation to absorb the expected losses of the entity;
              c. The right to receive the expected residual returns of the entity.
          3. The equity investors have voting rights that are not proportionate to their economic interest, and the activities of the entity involve or are conducted on behalf of an investor with the disproportionately small voting interest.

          Management does not expect this interpretation to have a significant impact since the Corporation does not have any investment in any entity with the aforementioned characteristics.

                                      -34-

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

          In order to assure a constant and stable source of funds, we are a member of the Federal Home Loan Bank of Pittsburgh. This membership assures us the availability of both short term and long term fixed rate funds. As of December 31, 2003, we had borrowings of $ 14,680,992 from this institution and had readily available to us over $ 72,171,000 in additional borrowing capacity. As of December 31, 2002, we had borrowings of $ 7,232,659 from this institution and had readily available to us over $ 54,470,000 in additional borrowing capacity.

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

                                      -35-

          Our interest rate sensitivity analysis as of December 31, 2003, based upon our historical prepayment mortgage-backed securities, contractual maturities, and the earliest possible repricing opportunity for loans and deposits is as follows:

December 31, 2003 (000 omitted)
                                                     After 3 But      After 1 But
                                       Within 3       Within 12        Within 5        After 5
                                        Months          Months           Years          Years          Total
Rate Sensitive Assets:
Investment securities
   (book value)                       $        150    $      1,345     $      6,529   $     23,656  $     31,680
Interest-bearing balances
   due from banks                            1,419               0              100              0         1,519
Loans                                       15,152           9,172           46,827         31,027       102,178
                                      ------------    ------------     ------------   ------------  ------------
                                      $     16,721    $     10,517     $     53,456   $     54,683  $    135,377
                                      ============    ============     ============   ============  ============
Rate Sensitive Liabilities:
NOW accounts and savings accounts     $     32,535    $          0     $          0   $          0  $     32,535
Time deposits                                9,019          23,564           35,418                       68,001
Other time deposits                              0             285                0              0           285
Other borrowed money                             0           9,289                0          5,392        14,681
                                      ------------    ------------     ------------   ------------  ------------
                                      $     41,554    $     33,138     $     35,418   $      5,392  $    115,502
                                      ============    ============     ============   ============  ============
Interest sensitivity gap             ($    24,833)   ($    22,621)     $     18,038   $     49,291  $     19,875
Cumulative interest sensitivity gap  (     24,833)   (     47,454)    (     29,416)         19,875
RSA/RSL - cumulative                 (       0.42)   (       0.36)    (       0.73)           1.17

          We have risk management policies to monitor and limit exposure to market risk. By monitoring reports which assess our exposure to market risk, we strive to enhance our net interest margin and take advantage of opportunities available in interest rate movements.

                                      -36-
MARKET RISK MANAGEMENT

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

          The following table sets forth the projected maturities and average rate for all rate sensitive assets and liabilities. The following assumptions were used in the development of this table:

         * All fixed and variable rate loans were based on the original maturity of the note.
         * All fixed and variable rate U. S. Agency and Treasury securities and obligations of state and political subdivisions in the U.S. were based upon the earliest call date.
         * All fixed and variable rate Mortgage-backed securities and SBA GLPCs were based upon original maturity as the Bank has not experienced a significant prepayment of these securities.
         * We have experienced very little run-off in our history of operations and have experienced net gains in deposits.
         * We have large business and municipal deposits in non-interest bearing checking and savings and interest-bearing checking. These balances may fluctuate significantly. Therefore, a 50% maximum runoff of both non-interest-bearing checking and savings and interest-bearing checking Was used as an assumption in this table.
         * Fixed and variable rate time deposits were based upon original contract maturity dates.



                                      -37-

Rate Sensitive Assets
(000 omitted)                                2004        2005      2006      2007       2008   Thereafter  Total      Fair Value

Interest bearing deposits                  $ 1,419     $     0   $   100   $     0    $     0  $     0     $ 1,519     $ 1,527
Average interest rate                        5.00%       0.00%     2.59%     0.00%      0.00%    0.00%       3.79%

Fixed interest rate loans                    4,966       1,932     3,386     2,088      2,583   28,837      43,792      43,167
Average interest rate                        4.94%       9.37%     7.81%     8.64%      6.95%    7.34%       7.23%

Variable interest rate loans                18,223       4,557     8,849    12,480     10,952    3,410      58,471      57,637
Average interest rate                        4.62%       6.24%     6.15%     6.80%      6.18%    6.93%       5.83%

Fixed interest rate U.S. Agency
   and Treasury                                450         750         0         0          0        0       1,200       1,252
Average interest rate                        3.69%       3.85%     0.00%     0.00%      0.00%    0.00%       3.79%

Fixed interest rate mortgage-backed &
   SBA GLPC securities                           0           0         0         0          5      837         842         845
Average interest rate                        0.00%       0.00%     0.00%     0.00%      2.72%    3.49%       3.45%

Variable interest rate mortgaged-backed
   & SBA GLPC securities                         0           0         4         0          0   21,042      21,046      21,114
Average interest rate                        0.00%       0.00%     5.41%     0.00%      0.00%    4.02%       4.01%

Fixed interest rate obligations of state and
   political subdivisions in the U.S.        1,045         620     1,110       810      3,230    1,777       8,592       8,958
Average interest rate                        3.96%       4.18%     4.50%     4.36%      4.39%    4.66%       4.42%

Rate Sensitive Liabilities
(000 omitted)
Noninterest-bearing checking                 4,008       1,002      1,002     1,002      1,002       0       8,016       8,016
Average interest rate                        0.00%       0.00%      0.00%     0.00%      0.00%   0.00%       0.00%

Savings and interest-bearing checking        8,205       2,052      2,051     2,051      2,051       0      16,410      16,410
Average interest rate                        0.69%       0.69%      0.69%     0.69%      0.69%   0.00%       0.69%

Fixed interest rate time deposits           14,767       7,780      7,463    10,287      8,430       0      48,727      49,809
Average interest rate                        2.51%       5.20%      3.84%     4.44%      3.46%   0.00%       3.71%

Variable interest rate time deposits        17,808       1,456          2         0          0       0      19,266      19,691
Average interest rate                        3.89%       3.36%      3.80%     0.00%      0.00%   0.00%       3.85%

Fixed interest rate borrowing                2,500           0          0         0          0     142       2,642       2,793
Average interest rate                        1.30%       0.00%      0.00%     0.00%      0.00%   6.64%       1.60%

Variable interest rate borrowings            6,789           0          0         0          0   5,250      12,039      12,723
Average interest rate                        1.13%       0.00%      0.00%     0.00%      0.00%   6.08%       3.28%


                                      -38-
CAPITAL

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

                                                              Regulatory
                                                                Minimum
                                 2003      2002      2001     Requirements

Leverage ratio                   10.17%    10.50%     9.88%       4.00%
Risk-based capital ratio Tier
  I (core capital)               15.20%    15.63%    14.89%       4.00%
Combined Tier I and Tier II
  (core capital plus             16.15%    16.69%    15.90%       8.00%
allowance for loan losses


          We have traditionally been well-capitalized with ratios well above required levels and, we expect equity capital to continue to exceed regulatory guidelines and industry averages.

          Certain ratios are useful in measuring the ability of a company to generate capital internally. The following chart indicates the growth in equity capital for the past three years.

                                                        2003          2002        2001
Equity capital at December 31 (000 omitted)             $ 14,719     $ 14,177   $ 13,388
Equity capital as a percent of assets at December 31      10.01%       10.63%     10.13%
Return on average assets                                   0.87%         .93%      0.78%
Return on average equity                                   8.28%        9.01%      7.74%
Cash dividend payout ratio                                52.26%       48.79%     50.14%

STOCK MARKET ANALYSIS AND DIVIDENDS

           Our common stock is traded inactively in the over-the-counter market. As of December 31, 2003, the approximate number of shareholders of record was 476.

                                2003                            2002
                                                Cash                            Cash
                            Market Price      Dividend      Market Price      Dividend
                              HI     LOW                     LOW      HI
First Quarter              $ 23.00 - 22.50     $ 0.13      $ 23.50 - 20.00     $ 0.12
Second Quarter             $ 24.04 - 24.04     $ 0.16      $ 22.00 - 20.00     $ 0.14
Third Quarter              $ 26.50 - 24.00     $ 0.17      $ 22.50 - 22.00     $ 0.15
Fourth Quarter             $ 26.00 - 26.00     $ 0.34      $ 22.50 - 22.50     $ 0.33

                                      -39-
                         Exhibit 14



                            FNB FINANCIAL CORPORATION
                          CODE OF ETHICS FOR FINANCIAL
                                  PROFESSIONALS


This Code of Ethics for Financial Professionals applies to the principal executive officer of FNB Financial Corporation (FNB) and its reporting subsidiaries and all professionals serving in a finance, accounting, treasury, tax or investor relation's role. FNB expects all of its employees to act in accordance with the highest standards of personal and professional integrity in all aspects of their activities, to comply with all applicable laws, rules and regulations, to deter wrongdoing and abide by the FNB Code of Conduct and other policies and procedures adopted by FNB that govern the conduct of its employees. This Code of Ethics is intended to supplement the FNB Code of Conduct.

You agree to:

  (a) Engage in and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  (b) Avoid conflicts of interest and to disclose to the Chairman of the Audit Committee any material transaction or relationship that reasonably could be expected to give rise to such a conflict;

  (c) Take all reasonable measures to protect the confidentiality of non-public information about FNB or its subsidiaries and their customers obtained or created in connection with your activities and to prevent the unauthorized disclosure of such information unless required by applicable law or regulation or legal or regulatory process;

  (d) Produce full, fair, accurate, timely, and understandable disclosure in reports and documents that FNB or its subsidiaries files with, or submits to, the Securities and Exchange Commission and other regulators and in other public communications made by FNB or its subsidiaries;

  (e) Comply with applicable governmental laws, rules, regulations, as well as the rules and regulations of self-regulatory organizations of which FNB or its subsidiaries is a member; and

  (f) Promptly report any possible violation of this Code of Conduct to the Chairman of the Board of Directors of FNB or any of the parties or channels listed in the FNB Code of Conduct.

You are prohibited from directly or indirectly taking any action to fraudulently influence, coerce, manipulate or mislead FNB or its subsidiaries' independent public auditors for the purpose of rendering the financial statements of FNB or its subsidiaries misleading.

Code of Ethics
Page 2



You understand that you will be held accountable for your adherence to this Code of Ethics. Your failure to observe the terms of this Code of Ethics may result in disciplinary action, up to and including termination of employment. Violations of this Code of Ethics may also constitute violations of law and may result in civil and criminal penalties for you, your supervisors and/or FNB.

If you have any questions regarding the best course of action in a particular situation, you should promptly contact the Chairman of the Board of Directors. You may choose to remain anonymous in reporting any possible violation of the Code of Ethics.

Your Personal Commitment to the FNB Financial Corporation Code of Ethics for Financial Professionals

I acknowledge that I have received and read the FNB Code of Ethics for Financial Professionals, and understand my obligations as an employee to comply with the Code of Ethics.


I understand that my agreement to comply with the Code of Ethics does not constitute a contract of employment.


Please sign here:                                   Date:
                  --------------------------------        --------------


Please print your name:
                        --------------------------------------------------









                         Exhibit 21





                         SUBSIDIARIES OF THE REGISTRANT

1. The First National Bank of McConnellsburg; a nationally chartered bank established in 1906.

2. FNB Mortgage Brokers, Inc. - a Pennsylvania "C" Corporation licensed in Pennsylvania and Maryland to broker mortgage loans in the secondary market.



                                                                    Exhibit 31.1
                                  CERTIFICATION

I, John C. Duffey, President and CEO, certify, that:

1. I have reviewed this annual report on Form 10-K of FNB Financial Corporation.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

   (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

   (c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies and material weaknesses in the design or operation of the internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                              By: /s/ John C. Duffey
                                                  ------------------------
                                              John C. Duffey
                                              President and CEO
                                              (Principal Executive Officer)
                                              March 24, 2004
                       Exhibit 31.2
                                  CERTIFICATION

I, Dale M. Fleck, Vice President and CFO, certify, that:

1. I have reviewed this annual report on Form 10-K of FNB Financial Corporation.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

   (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

   (c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies and material weaknesses in the design or operation of the internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                              By: /s/ Daley M. Fleck
                                                  -----------------------------
                                              Dale M. Fleck
                                              Vice President and CFO
                                              (Principal Financial Officer)
                                              March 24, 2004
                                                       Exhibit 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                        SECTION 906 OR THE SARBANES-OXLEY
                                   ACT OF 2002


In connection with the Annual Report of FNB Financial Corporation (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, John C. Duffey, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.


                                           By:    /s/John C Duffey
                                                  ------------------------
                                                  John C. Duffey
                                                  President and Chief
                                                  Executive Officer,
                                                  Director
Dated:  March 24, 2004
        --------------
                                                       Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                        SECTION 906 OR THE SARBANES-OXLEY
                                   ACT OF 2002




In connection with the Annual Report of FNB Financial Corporation(the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Dale M. Fleck, Vice President, Controller, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.


                                           By:    /s/Dale M. Fleck
                                                  ------------------------
                                                  Dale M. Fleck
                                                  Vice President, Controller,
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

Dated:  March 24, 2004
        -------------