Form 10-Q
period 2004-03-31
FNB FINANCIAL CORP /PA/
filed 2004-05-13
CIK 820222

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549-1004

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

Commission file number:  33-66014

                     FNB Financial Corporation
                     -------------------------
       (Exact name of registrant as specified in its charter)

Commonwealth of Pennsylvania                        23-2466821
------------------------------------------        --------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)

  101 Lincoln Way West, McConnellsburg, PA           17233
------------------------------------------        --------------------
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

                        YES [X]      NO  [ }

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding at March 31, 2004
---------------------------------  -----------------------------
(Common stock, $0.315 par value)             800,000

                   FNB FINANCIAL CORPORATION

                             INDEX

                                                   Page
PART I  -  FINANCIAL INFORMATION

    Condensed consolidated balance sheets -
      March 31, 2004 and December 31, 2003          4

    Condensed consolidated statements of income -
      Three months ended March 31, 2004 and 2003    5

     Condensed consolidated statements of comprehensive
       Income -
       Three months ended March 31, 2004 and 2003   6

    Condensed consolidated statements of cash flows -
      Three months ended March 31, 2004 and 2003    7

    Notes to condensed consolidated financial
      Statements                                  8 - 9

    Management's discussion and analysis of financial
      condition and results of operations        10 - 13


PART II  -  OTHER INFORMATION                       15

    Signatures                                      16


    Exhibits                                     21 - 23

                      PART I - FINANCIAL INFORMATION

            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            March 31,          December 31,
                                                               2004                2003
                                                           (unaudited)          (audited*)
ASSETS:
Cash and Due from                                           $      3,803,087    $    3,495,604
Interest-bearing deposits with banks                                 210,382         1,518,766
Investment Securities
Held-to-maturity (Market value - 2004                                317,674           326,809
  $ 316,735; 2003 $ 325,957)
Available-for-sale                                                28,648,132        32,039,636
Federal Reserve, Atlantic Central Banker's                                           1,136,500
  Bank and Federal Home Loan Bank Stock                            1,190,800
Loans                                                            102,282,339       102,177,917
Less:  Allowance for loan losses                            (        967,435)  (      892,933)
                                                            ----------------    --------------
Loans, net                                                       101,314,904       101,284,984
Bank building, equipment, furniture and                            3,195,820         3,269,724
   fixtures, net
Accrued interest receivable                                          537,826           555,760
Cash surrender value of life insurance                             2,766,834         2,747,474
Other assets                                                       1,053,291           659,758
                                                            ----------------    --------------
         Total Assets                                       $    143,038,750    $  147,035,015
                                                            ================    ==============
LIABILITIES :
Deposits:
Demand deposits                                             $     16,692,280    $   15,901,219
Savings deposits                                                  31,913,041        32,535,398
Time certificates                                                 67,353,724        68,000,625
Other time deposits                                                  495,384           284,667
                                                            ----------------    --------------
      Total deposits                                             116,454,429       116,721,909
Accrued interest payable & other liabilities                         886,785           607,133
Deferred income taxes                                                 61,122            33,839
Liability for other borrowed funds                                10,596,330        14,680,992
Dividends payable                                                    112,000           272,000
                                                            ----------------    --------------
      Total Liabilities                                          128,110,666       132,315,873
                                                            ----------------    --------------
STOCKHOLDERS' EQUITY:
Capital stock, Common, par value $ 0.315;                            252,000           252,000
  6,000,000 shares authorized; 800,000
  outstanding
Additional paid-in capital                                         1,789,833         1,789,833
Retained earnings                                                 12,486,712        12,330,729
Accumulated other comprehensive income                               399,539           346,580
                                                            ----------------    --------------
   Total Stockholders' Equity                                     14,928,084        14,719,142
                                                            ----------------    --------------
      Total Liabilities & Stockholders' Equity              $    143,038,750    $  147,035,015
                                                            ================    ==============


*Condensed from audited financial statements.





    The accompanying notes are an integral part of these condensed financial statements.

            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2004 and 2003
                                   (UNAUDITED)



                                                                 2004                 2003
Interest & Dividend Income
Interest & fees on loans                                   $  1,729,245       $  1,775,304
   Interest on investment securities:
      Obligations of other U.S. Government Agencies             195,497            152,528
      Obligations of State & Political Subdivisions             103,249             90,125
   Interest on deposits with banks                                3,425              9,812
   Dividends on Equity Securities                                 9,492              9,307
   Interest on federal funds sold                                    37                  0
                                                           ------------       ------------
      Total Interest & Dividend Income                        2,040,945          2,037,076
                                                           ------------       ------------

Interest Expense
   Interest on deposits                                         669,863            751,150
   Interest on Other Borrowed Money                             123,076             90,514
                                                           ------------       ------------
      Total interest expense                                    792,939            841,664
                                                           ------------       ------------
      Net interest income                                     1,248,006          1,195,412
   Provision for loan losses                                     98,000             36,000
                                                           ------------       ------------
         Net interest income after provision for              1,150,006          1,159,412
                                                           ------------       ------------
          loan losses

Other income
      Service charges on deposit accounts                        81,144             90,837
Other service charges, collection & exchange                    108,713             55,433
  charges, commissions and fees
      Other income                                               29,060             67,326
      Net Securities gains/(losses)                              79,417              2,198
                                                           ------------       ------------
      Total other income                                        298,334            215,794
                                                           ------------       ------------
Other expenses                                                1,077,708            870,849
                                                           ------------       ------------
Income before income taxes                                      370,632            504,357
Applicable income taxes                                         102,649            106,073
                                                           ------------       ------------
   Net income                                              $    267,983       $    398,284
                                                           ============       ============
   Earnings per share of Common Stock:
   Net income per share                                    $       0.33       $       0.50
   Cash dividend declared per share                        $       0.14       $       0.13
   Weighted average number of shares outstanding                800,000            800,000












    The accompanying notes are an integral part of these condensed financial statements.

            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three Months Ended March 31, 2004 and 2003
                                   (UNAUDITED)


                                                        2004             2003

Net income                                          $  267,983     $  398,284
                                                    ----------     ----------
Other Comprehensive income:
Gross unrealized holding gains (losses)                159,659    (    41,189)
Reclassification adjustment for (gains)            (    79,417)   (     2,198)
                                                    ----------     ----------
  losses realized in net income
Net unrealized holding gains (losses)
  before taxes                                          80,242    (    43,387)
Tax effect                                         (    27,283)        14,752
                                                    ----------     ----------
Other comprehensive income (loss)                       52,959    (    28,635)
                                                    ----------     ----------

Comprehensive Income                                $  320,942     $  369,649
                                                    ==========     ==========
































    The accompanying notes are an integral part of these condensed financial statements.

        FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Three Months Ended March 31, 2004 and 2003

                                                                    (UNAUDITED)
                                                           2004                2003
Cash flows from operating activities:
Net income                                             $    267,983        $    398,284
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation & amortization                                  80,081              81,527
Provision for loan losses                                    98,000              36,000
Net (gain)/loss on sales of investments                (     79,417)       (      2,198)
(Increase) decrease in accrued interest                      17,934              54,889
  receivable
Increase (decrease) in accrued interest                     279,652        (    202,975)
  payable and other liabilities
Increase in cash value of insurance                    (     19,360)       (     24,041)
(Increase) decrease in other assets                    (    393,533)             63,949
                                                        -----------         -----------
Net cash provided (used)by operating activities             251,340             405,435
                                                        -----------         -----------
Cash flows from investing activities:
Net (increase) decrease in interest-bearing               1,308,384        (    143,011)
  deposits with banks
Purchases of Available-for-sale securities             (  2,434,865)       (  3,904,356)
Proceeds from maturities and calls of                         9,135           1,905,272
  securities
Proceeds from sale of available for sale                  5,986,028                   0
  securities
Net (increase) decrease in loans                       (    127,920)       (    983,455)
Purchases of bank premises & equipment (net)           (      6,177)       (    420,736)
Proceeds from Sale of Furniture & Fixtures                        0                   0
Sale (purchase) of other bank stock                    (     54,300)       (    261,700)
                                                        -----------         -----------
Net cash provided (used) by investing activities          4,680,285        (  3,807,986)
                                                        -----------         -----------
Cash flows from financing activities:
Net increase (decrease) in deposits                    (    267,480)          1,463,197
Net increase (decrease) in Other borrowings            (  4,084,662)          4,078,998
Cash dividends paid                                    (    272,000)       (    264,000)
                                                        -----------         -----------
Net cash provided (used) by financing activities       (  4,624,142)          5,278,195
                                                        -----------         -----------
Net increase (decrease) in cash & cash                      307,483           1,875,644
  equivalents
Cash & cash equivalents, beginning balance                3,495,604           3,650,351
                                                        -----------         -----------
Cash & cash equivalents, ending balance                $  3,803,087        $  5,525,995
                                                        ===========         ===========













    The accompanying notes are an integral part of these condensed financial statements.

                            FNB FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

REVIEW OF INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements as of and for the three month periods ended March 31, 2004 and 2003 have been reviewed by independent certified public accountants. The report on their review is attached as Exhibit 99 to this 10-Q.

NOTE 1 - BASIS OF PRESENTATION

     The financial information presented at and for the three months ended March 31, 2004 and March 31, 2003 is unaudited. Information presented at December 31, 2003, is condensed from audited year-end financial statements.
     However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiaries, The First National Bank of McConnellsburg and FNB Mortgage Broker's, Inc. All significant intercompany transactions and accounts have been eliminated.

NOTE 3 - CASH FLOWS

     For purposes of the statements of cash flows, the corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "cash and due from banks" and "federal funds sold". As permitted by Generally Accepted Accounting Principles, the corporation has elected to present the net increase or decrease in deposits in banks, loans, and deposits in the statement of cash flows.

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

                            FNB FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SUMMARY

Net income for the first three months of 2004 was $ 267,983 compared to $ 398,284, for the first three months of 2003. This represents a decrease of $ 130,301 or 32.71% from 2003. Net income on an adjusted per share basis for the first three months of 2004 was $ 0.33 which is a decrease of $ 0.17 from the $0.50 per share for the three months ended March 31, 2003.


NET INTEREST INCOME

Total interest and dividend income for the first three months of 2004 was $ 2,040,945 compared to $ 2,037,076 for the first three months of 2003, an increase of $ 3,869.

This increase was due primarily to increased income from investment securities of $ 56,093. Loan growth has stabilized and the banks loan portfolio increased ..1% over average balances for the first quarter of 2003. Effective yields on earning assets continue to be below yields realized in the first quarter of 2003. The stabilization in the growth of earning assets and the reduced interest margins has resulted in a decrease in interest and fees on loans of $ 46,059.

In order to sustain desired net interest margins, deposit rates were lowered in the end of the first quarter to decrease funding costs of the lower rates on loans.

Interest expense for the three months ended March 31, 2004, was $ 792,939, a decrease of $ 48,725 from the $ 841,664 for the same period in 2003. Total deposits increased $ 5,323,000 from totals at March 31, 2003. This increase of $7,367,000 in interest bearing NOW accounts and Money Market accounts and a decrease in demand deposit accounts by $4,054,000 further pressured our margins. This coupled with the aforementioned general reduction in loan rates and the lack of growth in loans outstanding caused an increase in net interest income by 4.09% over first quarter 2003. The bank further shored up its allowance for loan losses during the first quarter by increasing the provision by $62,000 or 172% over the $36,000 provision over the previous period in 2003. The net interest margin has decreased 25 basis points to 3.71% for the first three months of 2004 from that of the first three months of 2003 which was 3.96%. Management will continue to competitively price its loan and deposit products to maintain desired net interest spreads.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                      2004      2003
                                                       (000 Omitted)

Allowance for loan losses beginning of the year        $ 893      $ 928
   Loans charged-off during the year
      Real estate mortgages                                0          0
      Installment loans                                   35         48
      Commercial and all other                             0          0
                                                       -----      -----
         Total charge offs                                35         48
                                                       -----      -----

   Recoveries of loans previously charged-off:
      Real estate mortgages                                0          0
      Installment loans                                   11         13
      Commercial and all other                             0          0
                                                       -----      -----
         Total recoveries                                 11         13
   Net loans charged-off (recovered)                      24         35
   Provision for loan losses charged to operations        98         36
                                                       -----      -----
         Allowance for loan losses, March 31           $ 967      $ 929
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

In addition to the aforementioned internal loan review, the Bank engaged an outside Firm to conduct an independent loan review during the first quarter of 2004 in order to validate the methodologies used internally and to independently test the adequacy of the Allowance for Loan Losses.

Delinquencies are well below peer group averages and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact operations, liquidity or capital.

NON-INTEREST INCOME AND EXPENSES

Total noninterest income for the first three months of 2004 increased $ 82,510 over totals for the first quarter of 2003. This was due primarily to $ 66,034 in loan origination revenue produced by Money Marketing Inc. This company was purchased by the Corporation in September 2003. Operating expenses for the period ended March 31, 2004, were $ 1,077,708, a $ 206,859 increase from the operating expenses incurred for the same period in 2003 of $ 870,849. This increase was mainly the result of expenses associated with Money Marketing Inc.

Our income tax provision for the first three months of 2004 was $ 102,649 as compared to $ 106,073 for the first three months of 2003. We continue to operate with a marginal tax rate of 34% during the first quarter of 2004. The effective income tax rate for the first three months of 2004 was 27.63% compared to 21.03% for the first three months of 2003.

BALANCE SHEET AND EQUITY CHANGES

Total assets as of March 31, 2004, were $ 143,038,750, an increase of $ 4,228,476 from the period ended March 31, 2003, representing an increase of 3.0%. This increase was primarily due to the growth in the investment portfolio. As loan growth flattened, loans as of March 31, 2004, were $ 102,282,339 compared to $ 102,403,378 as of March 31, 2003.

Total equity as of March 31, 2004, was $ 14,928,084, 10.43% of total assets, as compared to $ 14,442,472, 10.40% of total assets as of March 31, 2003.

The Company's risk based capital ratios continue to exceed regulatory minimum requirements.

CONTROLS AND PROCEDURES

The company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2004. Based on such evaluation, such officers have concluded that, as of March 31, 2004, the company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the company's internal control over financial reporting or in other factors that could significantly affect such control during the first quarter of 2004.

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

          a.   Exhibits:

     Exhibit Number Referred to
     Item 601 of Regulation S-K:         Description of Exhibit:

            31.1                  Certification of Chief Executive Officer
                                   pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2                  Certification of Chief Financial Officer
                                   pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1                  Certification of Chief Executive Officer
                                   pursuant to 18 U.S.C. Section 1350.

            32.2                  Certification of Chief Financial Officer
                                   pursuant to 18 U.S.C. Section 1350.

            99                    Report of Independent
                                   Accountant's on interim
                                   financial statements.

          b.   Reports on Form 8-K  - None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date   May 11, 2004            /s/John C. Duffey
       ------------            -------------------------------------
                               John C. Duffey, President
                               and Director of the Company and
                               President/CEO of the Bank
                               (Duly Authorized Officer)



Date   May 11, 2004            /s/Dale M. Fleck
       ------------            -------------------------------------
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



Date: May 11, 2004                 By:  /s/John C. Duffey
      ------------                 --------------------------------
                                        John C. Duffey,
                                        President/CEO
                                        (Principal Executive
                                         Officer)

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


Date: May 11, 2004                 By:  /s/Dale M. Fleck
      ------------                 --------------------------------
                                        Dale M. Fleck
                                        Controller
                                        (Principal Financial
                                         Officer)

                                                                    Exhibit 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Duffey, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                    /s/  John C. Duffey
                                    ----------------------------
                                    Chief Executive Officer
                                    May 11, 2004

                                                                    Exhibit 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dale M. Fleck, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/  Dale M. Fleck
                                   ----------------------------
                                   Chief Financial Officer
                                   May 11, 2004

                                                                      Exhibit 99

                         INDEPENDENT ACCOUNTANT'S REPORT
Board of DirectorsFNB Financial Corporation
McConnellsburg, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of FNB Financial Corporation and Subsidiaries as of March 31, 2004 and the related consolidated statements of income for the three months ended March 31, 2004 and 2003 and consolidated statements of comprehensive income for the three months ended March 31, 2004 and 2003 and consolidated statements of cash flows for the three months ended March 31, 2004 and 2003. These financial statements are the responsibility of the corporation's management.

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




Chambersburg, Pennsylvania
May 11, 2004