Form 10-Q
period 2004-06-30
FNB FINANCIAL CORP /PA/
filed 2004-08-11
CIK 820222

Page 5 of 30

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549-1004

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended              June 30, 2004

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

                        YES X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                    Outstanding at June 30, 2004
(Common stock, $0.315 par value)                  800,000
                     FNB FINANCIAL CORPORATION

                              INDEX

                                                         Page
PART I  -  FINANCIAL INFORMATION

     Condensed consolidated balance sheets -
       June 30, 2004 and December 31, 2003                  4

     Condensed consolidated statements of income -
       Three months ended June 30, 2004 and 2003            5

     Condensed consolidated statements of income -
       Six months ended June 30, 2004 and 2003              6

     Condensed consolidated statements of comprehensive
       income - Six months ended June 30, 2004 and 2003     7

     Condensed consolidated statements of cash flows -
       Six months ended June 30, 2004 and 2003              8

     Notes to condensed consolidated financial
       statements                                        9-10

     Management's discussion and analysis of financial
       condition and results of operations              11-14


PART II  -  OTHER INFORMATION                              16

     Signatures                                            17

     Exhibits                                           18-24






































                   PART I - FINANCIAL INFORMATION





































            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,            December 31,
                                                         2004                  2003
                                                     (unaudited)            (audited*)
ASSETS:
Cash and Due from banks                              $     6,730,525         $     3,495,604
Interest-bearing deposits with banks                         775,499               1,518,766
Investment Securities
  Held-to-maturity (Market value - 2004
     $ 299,269; 2003 $ 325,957)                              299,970                 326,809
  Available-for-sale                                      35,888,340              32,039,636
  Federal Reserve, Atlantic Central Banker's
     Bank and Federal Home Loan Bank Stock                 1,721,000               1,136,500
Loans                                                    106,744,626             102,177,917
Less:  Allowance for loan losses                     (       984,879)        (       892,933)
                                                     ---------------         ---------------
Loans, net                                               105,759,747             101,284,984
 Bank building, equipment, furniture and
  fixtures, net                                            3,194,498               3,269,724
 Accrued interest receivable                                 587,622                 555,760
 Cash surrender value of life insurance                    2,784,495               2,747,474
 Other assets                                              1,181,983                 659,758
                                                     ---------------         ---------------
        Total Assets                                 $   158,923,679         $   147,035,015
                                                     ===============         ===============
LIABILITIES :
Deposits:
 Demand deposits                                     $    16,994,700         $    15,901,219
 Savings deposits                                         33,371,946              32,535,398
 Time certificates                                        66,017,086              68,000,625
 Other time deposits                                         505,836                 284,667
                                                     ---------------         ---------------
     Total deposits                                      116,889,568             116,721,909
Accrued interest payable & other liabilities                 751,259                 640,972
Liability for other borrowed funds                        26,708,445              14,680,992
Dividends payable                                            128,000                 272,000
                                                     ---------------         ---------------
     Total Liabilities

STOCKHOLDERS' EQUITY
Capital stock, common, par value $ 0.315;
  6,000,000 shares autorized;  800,000
  outstanding	                                           252,000                 252,000
Additional paid-in capital                                 1,789,833               1,789,833
Retained earnings                                         12,659,854              12,330,729
Accumulated other comprehensive income (loss)          (     255,280)                346,580
                                                     ---------------         ---------------
     Total Stockholders' Equity                           14,446,407              14,719,142
                                                     ---------------         ---------------
        Total Liabilities & Stockholders' Equity     $   158,923,679         $   147,035,015
                                                     ===============         ===============


* Condensed from audited financial statements

        The accompanying notes are an integral part of these condensed financial statements.


            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    Three Months Ended June 30, 2004 and 2003
                                   (UNAUDITED)

                                                                2004                 2003
Interest & Dividend Income
   Interest & fees on loans                                  $1,737,700        $1,705,250
   Interest on investment securities:
      Obligations of other U.S. Government Agencies             186,917           251,055
      Obligations of State & Political Subdivisions             112,925            88,791
   Interest on deposits with banks                                2,258            10,765
   Dividends on Equity Securities                                 6,895             9,015
   Interest on federal funds sold                                   566             4,968
                                                             ----------        ----------
          Total Interest & Dividend Income                    2,047,261         2,069,844
                                                             ----------        ----------

Interest Expense
   Interest on deposits                                         628,126           741,750
   Interest on other borrowed money                             143,927            99,744
                                                             ----------        ----------
          Total Interest Expense                                772,053           841,494
                                                             ----------        ----------
          Net interest income                                 1,275,208         1,228,350
   Provision for loan losses                                     54,000            36,000
                                                             ----------        ----------
          Net interest income after
           provision for loan losses                          1,221,208         1,192,350
                                                             ----------        ----------
Other income
   Service charges on deposit accounts                          114,358            57,619
   Other service charges, collection & exchange
      charges, commissions and fees                              96,257            85,105
   Other income                                                  27,490            10,325
   Net securities gains/(losses)                                      0            45,859
                                                             ----------        ----------
          Total other income                                    238,105           198,908
                                                             ----------        ----------
Other expenses                                                1,055,671           941,906
                                                             ----------        ----------
   Income before income taxes                                   403,642           449,352
   Applicable income taxes                                      102,500           134,895
                                                             ----------        ----------
           Net income                                        $  301,142        $  314,457
                                                             ==========        ==========

Earnings per share of Common Stock:
   Net income per share                                      $     0.38        $     0.39
Cash dividend declared per share                             $     0.16        $     0.16
Weighted average number of shares outstanding                   800,000           800,000

        The accompanying notes are an integral part of these condensed financial statements.



            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     Six Months Ended June 30, 2004 and 2003
                                   (UNAUDITED)

                                                               2004             2003
Interest & Dividend Income
   Interest & fees on loans                                 $   3,466,945     $   3,480,554
   Interest on investment securities:
      Obligations of other U.S. Government Agencies               382,414           403,583
      Obligations of State & Political Subdivisions               216,174           178,916
   Interest on deposits with banks                                  5,683            20,577
   Dividends on Equity Securities                                  16,387            18,322
   Interest on federal funds sold                                     603             4,968
                                                            -------------     -------------
          Total Interest & Dividend Income                      4,088,206         4,106,920
                                                            -------------     -------------
Interest Expense
   Interest on deposits                                         1,297,989         1,492,900
   Interest on other borrowed money                               267,003           190,258
                                                            -------------     -------------
          Total Interest Expense                                1,564,992         1,683,158
                                                            -------------     -------------
          Net interest income                                   2,523,214         2,423,762
   Provision for loan losses                                      152,000            72,000
                                                            -------------     -------------
          Net interest income after provision
             for loan losses                                    2,371,214         2,351,762
                                                            -------------     -------------
Other income
   Service charges on deposit accounts                            195,502           148,456
   Other service charges, collection & exchange
      charges, commissions and fees                               204,970           140,538
   Other income                                                    56,550            77,651
   Net securities gains/(losses)                                   79,417            48,057
                                                            -------------     -------------
          Total other income                                      536,439           414,702
                                                            -------------     -------------
Other expenses                                                  2,133,379         1,812,755
                                                            -------------     -------------
   Income before income taxes                                     774,274           953,709
   Applicable income taxes                                        205,149           240,968
                                                             ------------      ------------
           Net income                                        $    569,125      $    712,741
                                                             ============      ============
Earnings per share of Common Stock:
   Net income per share                                      $       0.71      $       0.89
Cash dividend declared per share                             $       0.30      $       0.29
Weighted average number of shares outstanding                     800,000           800,000

        The accompanying notes are an integral part of these condensed financial statements.



            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     Six Months Ended June 30, 2004 and 2003
                                   (UNAUDITED)

                                                             2004            2003
Net Income                                                  $  569,125      $  712,741
                                                            ----------      ----------
Other Comprehensive:
   Gross unrealized holding gains (losses)                  (  832,491)       196,024
   Reclassification adjustment for (gains) losses realized
      in net income                                        (    79,417)   (    48,057)
                                                            ----------      ----------
   Net unrealized holding gains (losses) before taxes      (   911,908)       147,967
   Tax effect                                                  310,048    (    50,309)
                                                            ----------      ----------
   Other comprehensive income (loss)                       (   601,860)        97,658
                                                            ----------      ----------
Comprehensive income (loss)                                ($   32,735)    $  810,399
                                                            ==========      ==========





































              The accompanying notes are an integral part of these
                         condensed financial statements.

            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2004 and 2003
                                   (UNAUDITED)

                                                              2004              2003
Cash flows from operating activities:
   Net income                                               $    569,125     $    712,741
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation & amortization                             160,161          157,388
         Provision for loan losses                               152,000           72,000
         Increase in Cash Surrender value
              of Life Insurance                             (     37,021)   (     48,082)
         Net (gain)/loss on sales of investments            (     79,417)   (     48,057)
         (Increase) decrease in accrued
            interest receivable                             (     31,862)   (      1,183)
         Increase (decrease) in accrued interest
            payable and other liabilities                        110,287    (    231,771)
         (Increase) decrease in other assets                (    212,177)         45,761
                                                             -----------      -----------
Net cash provided (used) by operating activities:                631,096          658,797
                                                             -----------      -----------
Cash flows from investing activities:
   Net (increase) decrease in interest-
      bearing deposits with banks                                743,267           64,142
   Purchases of Available-for-sale securities               ( 12,462,521)   (  7,004,394)
   Proceeds from maturities and calls of securities            1,822,137        4,634,317
   Proceeds sale of available-for-sale securities              5,986,028          179,094
   Net (increase) decrease in loans                         (  4,626,763)   (    900,723)
   Purchases of bank premises & equipment (net)             (     84,935)   (    783,974)
   Purchases of investment in insurance company                        0    (     33,568)
   (Purchase) sale of other bank stock                      (    584,500)   (    239,400)
                                                             -----------      -----------
Net cash provided (used) by investing activities            (  9,207,287)   (  4,084,506)
                                                             -----------      -----------
Cash flows from financing activities:
   Net increase (decrease) in deposits                           167,659        2,227,420
   Net increase (decrease) in other borrowings                12,027,453        2,662,474
   Cash dividends paid                                      (    384,000)   (     368,000)
                                                             -----------      -----------
Net cash provided (used) by financing activities              11,811,112        4,521,894
                                                             -----------      -----------
Net increase (decrease) in cash & cash equivalents             3,234,921        1,096,185
Cash & cash equivalents, beginning balance                     3,495,604        3,650,351
                                                             -----------      -----------
Cash & cash equivalents, ending balance                      $ 6,730,525      $ 4,746,536
                                                             ===========      ===========

              The accompanying notes are an integral part of these
                         condensed financial statements.




                    FNB FINANCIAL CORPORATION

                           JUNE 30, 2004
                            (UNAUDITED)

        REVIEW OF INTERIM FINANCIAL STATEMENTS

        The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2004 and 2003 have been reviewed by independent certified public accountants. Their report on their review is attached as
        Exhibit 99 to this 10-Q.


NOTE 1 - BASIS OF PRESENTATION

        The financial information presented at and for the six months ended June 30, 2004 and June 30, 2003 is unaudited. Information presented at December 31, 2003, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the corporation and its wholly-owned subsidiaries, The First National Bank of McConnellsburg and FNB Mortgage Brokers, Inc. All significant intercompany transactions and accounts have been eliminated.

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

NOTE 6 - SUBSEQUENT EVENTS

        On July 16, 2004 FNB Financial Corporation's wholly owned subsidiary, the First National Bank of McConnellsburg, acquired the deposits of the Hancock Branch of Farmers and Merchants Bank (F&M). Total deposits acquired aggregated $ 10,016,872 which were acquired at a premium of 10.66%


                         FNB FINANCIAL CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

SUMMARY

Net income for the first six months of 2004 was $ 569,125 compared to $ 712,741, for the first six months of 2003. This represents a decrease of $ 143,616 or 20.15% from 2003. Net income on an adjusted per share basis for the first six months of 2004 was $ 0.71 which is a decrease of $ 0.18 from the $ 0.89 per share for the six months ended June 30, 2003.


NET INTEREST INCOME

Total interest and dividend income for the first six months of 2004 was $ 4,088,206 compared to $ 4,106,920 for the first six months of 2003, a decrease of $ 18,714.

This decrease was due primarily to a small decrease in income from Investments and interest and fees on loans. Loan growth has stabilized and the banks loan portfolio increased 4.35% over average balances for the first six months of 2003. Effective yields on earning assets continue to be below yields realized in the first six months of 2003. The stabilization in the growth of earning assets and the reduced interest margins has resulted in a decrease in interest and fees on loans of $ 13,609.

In order to sustain desired net interest margins, deposit rates were lowered in the end of the first quarter to decrease funding costs of the lower rates on loans.

Interest expense for the six months ended June 30, 2004, was $ 1,564,992, a decrease of $ 118,166 from the $ 1,683,158 for the same period in 2003. Total deposits increased $ 3,802,130 from totals at June 30, 2003. This increase of $ 5,796,000 in interest bearing accounts and a decrease in demand deposit accounts by $1,994,000 further pressured our margins. This coupled with the aforementioned general reduction in loan rates and the lack of growth in loans outstanding caused an increase in net interest income by only 4.10% over the first six months of 2003.

The bank further shored up its allowance for loan losses during the first six months by increasing the provision by $ 80,000 or 111% over the $ 72,000 provision over the previous period in 2003. The net interest margin has decreased 27 basis points to 3.69% for the first six months of 2004 from that of the first six months of 2003 which was 3.96%. Management will continue to competitively price its loan and deposit products to maintain desired net interest spreads.







PROVISION AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:


                                                    2004     2003
                                                    (000 Omitted)

Allowance for loan losses beginning of the year      $ 893    $ 928
   Loans charged-off during the year
      Real estate mortgages                              0        0
      Installment loans                                 69       48
      Commercial and all other                          15        0
                                                     -----    -----
         Total charge offs                              84       48
                                                     -----    -----
   Recoveries of loans previously charged-off:
      Real estate mortgages                              0        0
      Installment loans                                 24       13
      Commercial and all other                           0        0
                                                     -----    -----
         Total recoveries                               24       13
                                                     -----    -----
   Net loans charged-off (recovered)                    60       35
   Provision for loan losses charged to                152       36
operations
                                                     -----    -----
         Allowance for loan losses, June 30          $ 985    $ 929
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

NON-INTEREST INCOME AND EXPENSES

Total noninterest income for the first six months of 2004 increased
$ 121,737 over totals for the first six months of 2003. This was due primarily to $ 138,741 in loan origination revenue produced by FNB Mortgage Brokers, Inc. This company began operations in September 2003. Operating expenses for the period ended June 30, 2004, were $ 2,133,379, a $ 320,624 increase from the operating expenses incurred for the same period in 2003 of $1,812,755. This increase was mainly the result of increased personnel costs and $ 143,000 in expenses associated with FNB Mortgage Brokers, Inc.

Our income tax provision for the first six months of 2004 was $ 205,149 as compared to $ 240,968 for the first six months of 2003. We continue to operate with a marginal tax rate of 34% during the first six months of 2004. The effective income tax rate for the first six months of 2004 was 26.50% compared to 25.27% for the first six months of 2003.

BALANCE SHEET AND EQUITY CHANGES

Total assets as of June 30, 2004, were $ 158,923,679, an increase of $ 11,388,664 from the period ended June 30, 2003, representing an increase of 7.75%. This increase was primarily due to the increased borrowings from the Federal Home Loan Bank. Borrowings as of June 30, 2004, were
$ 26,708,445 compared to $ 14,680,992 as of June 30, 2003.

Total equity as of June 30, 2004, was $ 14,446,407, 9.09% of total assets, as compared to $ 14,755,222, 10.66% of total assets as of June 30, 2003. The decline was due to unrealized losses from the decline in market value of investments available for sale. At the end of the reporting period there was a significant increase in U. S. Treasury yield rates which resulted in a reduction in market values of our investment portfolio. We believe this movement to be temporary.

The Company's risk based capital ratios continue to exceed regulatory minimum requirements.

CONTROLS AND PROCEDURES

The company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2004. Based on such evaluation, such officers have concluded that, as of June 30, 2004, the company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the company's internal control over financial reporting or in other factors that could significantly affect such control during the second quarter of 2004.















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




Date  August 9, 2004           /s/John C. Duffey
                               ------------------------------------
                               John C. Duffey, President
                               and Director of the Company and
                               President/CEO of the Bank
                               (Duly Authorized Officer)



Date  August 9, 2004           /s/Dale M. Fleck
                               ------------------------------------
                               Dale M. Fleck
                               Controller of the Bank
                               (Principal Financial &
                                Accounting Officer)


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



Date: August 9, 2004                    By:  /s/John C. Duffey
     ------------------------------          --------------------
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


Date: August 9, 2004                    By:  /s/Dale M. Fleck
     ------------------------------          --------------------
                                        Dale M. Fleck
                                        Controller
                                        (Principal Financial
                                        Officer)



                                                               Exhibit 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Duffey, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                    /s/  John C. Duffey
                                    ---------------------------
                                    Chief Executive Officer
                                    August 9, 2004



                                                               Exhibit 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dale M. Fleck, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/  Dale M. Fleck
                                   -----------------------------
                                   Chief Financial Officer
                                   August 9, 2004



                                                                 Exhibit 99

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of DirectorsFNB Financial Corporation
McConnellsburg, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of FNB Financial Corporation and Subsidiaries as of June 30, 2004 and the related consolidated statements of income for the three and six months ended June 30, 2004 and 2003 and consolidated statements of comprehensive income for the six months ended June 30, 2004 and 2003 and consolidated statements of cash flows for the six months ended June 30, 2004 and 2003. These financial statements are the responsibility of the corporation's management.

     We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

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




Chambersburg, Pennsylvania
August 9, 2004