Form 10-Q
period 2004-09-30
FNB FINANCIAL CORP /PA/
filed 2004-11-03
CIK 820222

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549-1004

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended              September 30, 2004

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

                         YES   X       NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         YES           NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding at September 30,
2004
(Common stock, $0.315 par value)                  800,000
                     FNB FINANCIAL CORPORATION

                              INDEX

                                                         Page
PART I  -  FINANCIAL INFORMATION

Item 1 - Financial Statements

        Condensed consolidated balance sheets -
          September 30, 2004 and December 31, 2003          4

        Condensed consolidated statements of income -
          Three months ended September 30, 2004 and 2003    5

        Condensed consolidated statements of income -
          Nine months ended September 30, 2004 and 2003     6

        Condensed consolidated statements of comprehensive
          income - Nine months ended September 30, 2004
          and 2003                                          7
        Condensed consolidated statements of cash flows -
          Nine months ended September 30, 2004 and 2003     8

        Notes to condensed consolidated financial
          Statements                                        9-10

Item 2 - Management's discussion and analysis of financial
          condition and results of operations               11-14

Item 3 - Quantitative and qualitative disclosures about
          market risk                                       15

Item 4 - Controls and procedures                            15


PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings                                  16
Item 2.  Changes in Securities                              16
Item 3.  Defaults Upon Senior Securities                    16
Item 4.  Submission of Matters to a Vote of
        Security Holders                                    16
Item 5.  Other information                                  16
Item 6.  Exhibits and Reports on Form 8-K                   16

Signatures                                                  17

Exhibits                                                    18-24





















                  PART I - FINANCIAL INFORMATION





































            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
             CONDENSED CONSOLIDATED BALANCE SHEETS

                                               September 30,      December 31,
                                                    2004              2003
                                                (unaudited)        (audited*)
ASSETS:
Cash and Due from banks                        $     4,081,126   $     3,495,604
Interest-bearing deposits with banks                 1,273,374         1,518,766
Investment Securities
  Held-to-maturity (Market value - 2004
     $ 266,066; 2003 $ 325,957)                        266,869           326,809
  Available-for-sale                                41,969,945        32,039,636
  Federal Reserve, Atlantic Central Banker's
     Bank and Federal Home Loan Bank Stock           1,721,000         1,136,500
Loans                                              110,725,805       102,177,917
Less:  Allowance for loan losses              (     1,033,409)  (       892,933)
                                               ---------------   ---------------
Loans, net                                         109,692,396       101,284,984
 Bank building, equipment, furniture and
  fixtures, net                                     3,226,371         3,269,724
 Accrued interest receivable                           681,003           555,760
 Cash surrender value of life insurance              2,802,155         2,747,474
 Other assets                                        1,960,933           659,758
                                               ---------------   ---------------
        Total Assets                           $   167,675,172   $   147,035,015
                                               ===============   ===============
LIABILITIES :
Deposits:
 Demand deposits                               $    20,216,706   $    15,901,219
 Savings deposits                                   34,760,460        32,535,398
 Time certificates                                  70,327,351        68,000,625
 Other time deposits                                   747,904           284,667
                                               ---------------   ---------------
     Total deposits                                126,052,421       116,721,909
Accrued interest payable & other liabilities           998,536           640,972
Liability for other borrowed funds                  25,356,751        14,680,992
Dividends payable                                      136,000           272,000
                                               ---------------   ---------------
     Total Liabilities                             152,543,708       132,315,873
                                               ---------------   ---------------
STOCKHOLDERS' EQUITY:
Capital stock, Common, par value $ 0.315;
 6,000,000 shares authorized; 800,000
 outstanding                                           252,000           252,000
Additional paid-in capital                           1,789,833         1,789,833
Retained earnings                                   12,882,434        12,330,729
Accumulated other comprehensive income (loss)          207,197           346,580
                                               ---------------   ---------------
  Total Stockholders' Equity                        15,131,464        14,719,142
                                               ---------------   ---------------
    Total Liabilities & Stockholders' Equity   $   167,675,172   $   147,035,015
                                               ===============   ===============

 *Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                         condensed financial statements.
            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 Three Months Ended September 30, 2004 and 2003
                                   (UNAUDITED)

                                                     2004           2003
Interest & Dividend Income
Interest & fees on loans                            $1,788,162     $1,858,225
 Interest on investment securities:
   Obligations of other U.S. Government Agencies       296,732         54,998
   Obligations of State & Political Subdivisions       109,154         84,567
 Interest on deposits with banks                         4,336          7,941
 Dividends on Equity Securities                          6,503          4,140
 Interest on federal funds sold                             92          1,400
                                                    ----------     ----------
      Total Interest & Dividend Income               2,204,979      2,011,271
                                                    ----------     ----------

Interest Expense
 Interest on deposits                                  658,372        733,161
 Interest on other borrowed money                      172,187        108,488
                                                    ----------     ----------
      Total interest expense                           830,559        841,649
                                                    ----------     ----------
      Net interest income                            1,374,420      1,169,622
 Provision for loan losses                              54,000         36,000
                                                    ----------     ----------
      Net interest income after provision
        for loan losses                              1,320,420      1,133,622
                                                    ----------     ----------
Other income
 Service charges on deposit accounts                   134,264         75,955
 Other service charges, collection & exchange
    charges, commissions and fees                      131,489         68,141
 Other income                                           25,609         29,354
 Net securities gains/(losses)                               0            989
                                                    ----------     ----------
      Total other income                               291,362        174,439
                                                    ----------     ----------
Other expenses                                       1,132,202      1,001,156
                                                    ----------     ----------
 Income before income taxes                            479,580        306,905
 Applicable income taxes                               121,000         62,000
                                                    ----------     ----------
      Net income                                    $  358,580     $  244,905
                                                    ==========     ==========

Earnings per share of Common Stock:
 Net income per share                               $     0.45     $     0.31
Cash dividend declared per share                    $     0.17     $     0.17
Weighted average number of shares outstanding          800,000        800,000

              The accompanying notes are an integral part of these
                         condensed financial statements.

            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  Nine Months Ended September 30, 2004 and 2003
                                   (UNAUDITED)

                                                        2004             2003
Interest & Dividend Income
   Interest & fees on loans                          $   5,255,107    $   5,338,779
   Interest on investment securities:
      Obligations of other U.S. Government Agencies        679,146          458,581
      Obligations of State & Political Subdivisions        325,328          263,483
   Interest on deposits with banks                          10,019           28,518
   Dividends on Equity Securities                           22,890           22,462
   Interest on federal funds sold                              695            6,368
                                                     -------------     ------------
          Total Interest & Dividend Income               6,293,185        6,118,191
                                                     -------------     ------------

Interest Expense
   Interest on deposits                                  1,956,361        2,226,061
   Interest on other borrowed money                        439,190          298,746
                                                     -------------     ------------
          Total interest expense                         2,395,551        2,524,807
                                                     -------------     ------------
          Net interest income                            3,897,634        3,593,384
   Provision for loan losses                               206,000          108,000
                                                     -------------     ------------
          Net interest income after
          provision for loan losses                      3,691,634        3,485,384
                                                     -------------     ------------
Other income
   Service charges on deposit accounts                     329,766          224,411
   Other service charges, collection & exchange
      charges, commissions and fees                        336,459          208,679
   Other income                                             82,159          107,005
   Net securities gains/(losses)                            79,417           49,046
                                                     -------------     ------------
          Total other income                               827,801          589,141
                                                     -------------     ------------
Other expenses                                           3,265,581        2,813,911
                                                     -------------     ------------
   Income before income taxes                            1,253,854        1,260,614
   Applicable income taxes                                 326,149          302,968
                                                     -------------     ------------
          Net income                                 $     927,705    $     957,646
                                                     =============     ============

Earnings per share of Common Stock:
   Net income per share                              $        1.16    $        1.20
Cash dividend declared per share                     $        0.47    $        0.46
Weighted average number of shares outstanding

              The accompanying notes are an integral part of these
                         condensed financial statements.


            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  Nine Months Ended September 30, 2004 and 2003
                                   (UNAUDITED)

                                                           2004         2003
Net Income                                               $  927,705    $  712,741
                                                         ----------    ----------
Other Comprehensive:
   Gross unrealized holding gains (losses)              (  131,767)       196,024
   Reclassification adjustment for (gains) losses
      realized in net income                            (   79,417)   (   48,057)
                                                         ----------    ----------
   Net unrealized holding gains (losses) before taxes   (  211,184)       147,967
   Tax effect                                                71,803   (   50,309)
                                                         ----------    ----------
   Other comprehensive income (loss)                    (  139,381)        97,658
                                                         ----------    ----------
Comprehensive income (loss)                              $  788,324    $  810,399
                                                         ==========    ==========




































              The accompanying notes are an integral part of these
                         condensed financial statements.


            FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2004 and 2003
                                   (UNAUDITED)

                                                       2004            2003
Cash flows from operating activities:
   Net income                                        $    927,705    $    712,741
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation & amortization                      240,707         157,388
         Provision for loan losses                        206,000          72,000
         Increase in Cash Surrender value
              of Life Insurance                     (     54,681)   (     48,082)
         Net (gain) on sales of investments         (     79,417)   (     48,057)
         (Increase) in accrued interest
              receivable                            (    125,243)   (      1,183)
         Increase (decrease) in accrued interest
            payable and other liabilities                 357,564   (    231,771)
         (Increase) decrease in other assets        (    161,315)          45,761
                                                     ------------    ------------
Net cash provided by operating activities:              1,311,320         658,797
                                                     ------------    ------------
Cash flows from investing activities:
   Net decrease in interest-
      bearing deposits with banks                         245,392          64,142
   Purchases of Available-for-sale securities       ( 19,413,310)   (  7,004,394)
   Proceeds from maturities and calls of
      securities                                        3,425,146       4,634,317

   Proceeds sale of available-for-sale
      securities                                        5,986,028         179,094
   Net (increase) decrease in loans                 (  8,613,412)   (    900,723)
   Purchases of bank premises & equipment (net)     (    197,354)   (    783,974)
   Purchases of investment in insurance company                 0   (     33,568)
   (Purchase) sale of other bank stock              (    584,500)   (    239,400)
                                                     ------------    ------------
Net cash (used) by investing activities             ( 19,152,010)   (  4,084,506)
                                                     ------------    ------------
Cash flows from financing activities:
   Net increase (decrease) in deposits              (    709,230)       2,227,420
  Purchase of deposits                                  8,971,683               0
   Net increase (decrease) in other borrowings         10,675,759       2,662,474
   Cash dividends paid                              (    512,000)   (    368,000)
                                                     ------------    ------------
Net cash provided (used) by financing activities       18,426,212       4,521,894
                                                     ------------    ------------
Net increase (decrease) in cash & cash                    585,522       1,096,185
equivalents
Cash & cash equivalents, beginning balance              3,495,604       3,650,351
                                                     ------------    ------------
Cash & cash equivalents, ending balance              $  4,081,126    $  4,746,536

Supplemental schedule of non cash investing and
  financing activities:
    Acquisition of Deposits:
      Liability assumed for deposits acquired        $ 10,039,743
      Acquisition premium (discount)                 (  1,068,060)
                                                     ------------
      Cash received for deposits acquired            $  8,971,683
                                                     ============

             The accompanying notes are an integral part of these
                         condensed financial statements.

                     FNB FINANCIAL CORPORATION

                        SEPTEMBER 30, 2004
                            (UNAUDITED)

        REVIEW OF INTERIM FINANCIAL STATEMENTS

        The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2004 and 2003 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q.


NOTE 1 - BASIS OF PRESENTATION

        The financial information presented at and for the nine months ended September 30, 2004 and September 30, 2003 is unaudited. Information presented at December 31, 2003, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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



FNB FINANCIAL CORPORATION
ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SUMMARY

Net income for the first nine months of 2004 was $ 927,705 compared to $ 957,646, for the first nine months of 2003. This represents a decrease of $ 29,941 or 3.12% from 2003. Net income on an adjusted per share basis for the first nine months of 2004 was $ 1.16 which is a decrease of $ 0.04 from the $ 1.20 per share for the nine months ended September30, 2003.


NET INTEREST INCOME

Total interest and dividend income for the first nine months of 2004 was $ 6,293,185 compared to $ 6,118,191 for the first nine months of 2003, a increase of $ 174,994.

This increase was due primarily to a increase in income from Investments of $263,911. Although loans have steadily grown at 8.34% over average balances for the first nine months of 2003, the effective yields on loans have declined. The result of reduced loan yield has resulted in a decrease in interest and fees on loans of $ 83,672

Interest expense for the nine months ended September 30, 2004, was $ 2,395,551, a decrease of $ 129,256 from the $ 2,524,807 for the same period in 2003. This was substantially done by maturing deposits that were renewed at lower rates. In order to sustain desired net interest margins, deposit rates were lowered in the end of the first quarter to decrease funding costs of the lower yields on loans.

Due to the growth of loans during the period, the bank increased its provision for loan losses during the first nine months of 2004 to $ 206,000. This is an increase in the provision of $ 98,000 or 92% over the $ 108,000 provision for the nine month period in 2003.

The net interest margin has increased 13 basis points to 3.41% for the first nine months of 2004 from that of the first nine months of 2003 which was 3.28%. Management will continue to competitively price its loan and deposit products to maintain desired net interest spreads.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                    2004      2003
                                                    (000 Omitted)

Allowance for loan losses beginning of the year     $  893     $ 928
   Loans charged-off during the year
      Real estate mortgages                              0         0
      Installment loans                                 86        90
      Commercial and all other                          38         0
                                                    ------     -----
         Total charge offs                             124        90
                                                    ------     -----

   Recoveries of loans previously charged-off:
      Real estate mortgages                              0         0
      Installment loans                                 58        45
      Commercial and all other                           0         0
                                                    ------     -----
         Total recoveries                               58        45
                                                    ------     -----
   Net loans charged-off (recovered)                    66        45
   Provision for loan losses charged to operations     206       108
                                                    ------     -----
         Allowance for loan losses, September 30    $1,033     $ 991
                                                    ======     =====

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

NON-INTEREST INCOME AND EXPENSES

Total noninterest income for the first nine months of 2004 increased
$ 238,660 over totals for the first nine months of 2003. This was due primarily to $ 231,775 in loan origination revenue produced by FNB Mortgage Brokers, Inc. which began operations September 2003. Operating expenses for the period ended September 30, 2004, were $ 3,265,581, a $ 451,670 increase from the operating expenses incurred for the same period in 2003 of $2,813,911. This increase was mainly the result of increased personnel costs, supplies, assessments, and expenses associated with the acquisition of deposits in the Hancock branch.

Our income tax provision for the first nine months of 2004 was $ 326,149 as compared to $ 302,968 for the first nine months of 2003. We continue to operate with a marginal tax rate of 34% during the first nine months of 2004. The effective income tax rate for the first nine months of 2004 was 26.01% compared to 24.02% for the first nine months of 2003.


BALANCE SHEET AND EQUITY CHANGES

In June, the bank acquired the deposits of F&M Trust of Hagerstown Maryland's Hancock Office. The purchase resulted in additional deposits of approximately $ 10 million.

Total assets as of September 30, 2004, were $ 167,675,172, an increase of $ 19,519,304 from the period ended September 30, 2003, representing an increase of 13.17%. This increase was primarily due to the increased borrowings from the federal Home Loan Bank as well as the aforementioned deposit acquisition. Borrowings as of September 30, 2004, were $ 25,356,751 compared to $ 14,228,576 as of September 30, 2003.

Total equity as of September 30, 2004, was $ 15,131,464, 9.02% of total assets, as compared to $ 14,615,562, 9.68% of total assets as of September 30, 2003.

The Company's risk based capital ratios continue to exceed regulatory minimum requirements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in FNB Financial Corporation's annual report on Form 10-K for the year ended December 31, 2003.



ITEM 4 - CONTROLS AND PROCEDURES

The company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2004. Based on such evaluation, such officers have concluded that, as of September 30, 2004, the company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the company's internal control over financial reporting or in other factors that could significantly affect such control during the third quarter of 2004.















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




Date November 2, 2004          /s/John C.Duffey
                               John C. Duffey, President
                               and Director of the Company and
                               President/CEO of the Bank
                               (Duly Authorized Officer)



Date November 2, 2004          /s/Dale M. Fleck
                               Dale M. Fleck
                               Controller of the Bank
                               (Principal Financial &
                                Accounting Officer)


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



Date: November 2, 2004                  By:  /s/John C. Duffey
                                        John C. Duffey,
                                        President/CEO
                                        (Principal Executive
                                         Officer)



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


Date: November 2, 2004                  By:  /s/Dale M. Fleck
                                        Dale M. Fleck
                                        Controller
                                        (Principal Financial
                                         Officer)



Exhibit 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Duffey, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                    /s/  John C. Duffey
                                    Chief Executive Officer
                                    November 2, 2004



Exhibit 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dale M. Fleck, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/  Dale M. Fleck
                                   Chief Financial Officer
                                   November 2, 2004



                                                                 EXHIBIT 99

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of DirectorsFNB Financial Corporation
McConnellsburg, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of FNB Financial Corporation and Subsidiaries as of September 30, 2004 and the related consolidated statements of income for the three and nine months ended September 30, 2004 and 2003 and consolidated statements of comprehensive income for the nine months ended September 30, 2004 and 2003 and consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. These financial statements are the responsibility of the corporation's management.

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




Chambersburg, Pennsylvania
November 2, 2004