Form 10-K
period 2004-12-31
FNB FINANCIAL CORP /PA/
filed 2005-03-29
CIK 820222

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549-1004

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004.

Commission file number 33-66014
                       --------
                            FNB FINANCIAL CORPORATION
                           --------------------------
        (Exact name of registrant as specified in its charter)

       COMMONWEALTH  OF PENNSYLVANIA                     23-2466821
---------------------------------------------          -------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
  or organization)                                     Identification No.)

  101 Lincoln Way West, McConnellsburg, PA                  17233
                                                       -------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     717-485-3123
                                                       -------------
Securities Registered Pursuant to Section 12(b) of the Act: None Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Class                   Outstanding as of March 15, 2005
      ------------------------------       --------------------------------
      Common Stock, $0.315 Par Value                   800,000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrants as of December 31, 2004:

Common Stock, $0.315 Par Value - $ 20,800,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2004, are incorporated by reference into Parts I, II and IV. Portions of the proxy statement for the annual shareholders meeting to be held April 26, 2005, are incorporated by reference into Part III of this Form 10-K.

                            FNB FINANCIAL CORPORATION

                                    FORM 10-K

                                      INDEX

                                                                            Page
Part I

   Item 1.  Business                                                      2 - 12
   Item 2.  Properties                                                        12
   Item 3.  Legal Proceedings                                                 12
   Item 4.  Submission of Matters to a Vote of Security Holders               12

Part II

   Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters                                               13
   Item 6.  Selected Financial Data                                           13
   Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             13
   Item 7a. Quantitative and Qualitative Disclosures about Market Risk        13
   Item 8.  Financial Statements and Supplementary Data                       13
   Item 9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                          13
   Item 9a. Controls and Procedures                                           14
  Item 9b.  Other Information                                                 14

Part III

   Item 10.  Directors and Executive Officers of the Registrant               15
   Item 11.  Executive Compensation                                           15
   Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                                 15
   Item 13.  Certain Relationships and Related Transactions                   15
   Item 14.  Principal Accountant Fees and Services                           15

Part IV

   Item 15.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                       16 - 17

   Signatures                                                                 18

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

        The Bank was established in 1906 as a national banking association under the supervision of the Comptroller of the Currency (the Comptroller). The Bank is a member of the Federal Reserve System and customers' deposits held by the Bank are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. The Bank is engaged in a full service commercial and consumer banking business including the acceptance of time and demand deposits and the making of secured and unsecured loans. The Bank provides its services to individuals, corporations, partnerships, associations, municipalities, and other governmental bodies. As of December 31, 2004, the Bank had three (3) offices and (1) drive-up ATM located in Fulton County, one
        (1) branch office facility located in Fort Loudon, Franklin County Pennsylvania and one (1) branch office facility located in Hancock, Washington County, Maryland. During 1995 the Bank received regulatory approval from The Comptroller to purchase and assume the deposits, real estate, and building of the Fort Loudon Branch Office of Dauphin Deposit Bank located in Franklin County, Pennsylvania. Due to the location of this office, management and the Board felt the acquisition of this office was strategically important in order to officially expand the Bank's market area into the Franklin County, PA area and diversify its current primary market of Fulton County, PA. During 1996 the Bank received regulatory approval from the Comptroller to open its first interstate Branch office in Hancock, Maryland after management became aware of the closing of a branch office of First Federal Savings Bank of Western Maryland. This office is known as "Hancock Community Bank, A Division of The First National Bank of McConnellsburg". The location of this office is felt to be strategically important in order to expand the Bank's operations into Washington County, Maryland and northern Morgan County, West Virginia. This office is also the Bank's first supermarket branch office. In October 2000, the owner of the adjacent supermarket completed extensive renovations at which time the wall between the branch office and the supermarket was removed, allowing customers to enter the branch directly from the supermarket.

        The Bank received permission from the Comptroller to expand its main office facilities in downtown McConnellsburg to allow for larger customer service, loan department, and data processing areas. This expansion was completed on September 1,1996, at a cost of approximately $1,700,000. In February 1999, the Bank purchased an adjacent property to the main office facility at 115 Lincoln Way West in downtown McConnellsburg from the Fulton Overseas Veterans Association. This site is 54' by 218' and had situated on it a

                                  Page 4 of 18
        three-story building comprised of 4,577 square feet on the first floor and a 28' by 60' finished basement. The second and third stories of the building were not usable. The Bank had no immediate plans for this facility but felt it was a wise decision to purchase it for strategic planning purposes. The Bank razed this building during 2004 to provide additional parking for the main office facility and to prepare the site for future expansion. During 2004 the Bank received regulatory approval from the Comptroller to purchase and assume the deposits of the Hancock Branch Office of Farmers & Merchants Bank & Trust located in Washington County, Maryland. The purchase was consummated on July 16, 2004. Management and the Board felt the acquisition of these deposits was strategically important in order to increase the Bank's penetration of the Washington County, Maryland and Morgan County, West Virginia markets. The Bank has one wholly-owned subsidiary, First Fulton County Community Development Corporation, which is a Community Development Corporation formed under 12USC24/2CFR24 whose primary regulator is the Office of the Comptroller of the Currency, The Comptroller. The First Fulton County Community Development Corporation was incorporated with the Commonwealth of Pennsylvania on May 30, 1995. The primary business of this community development corporation is to provide and promote community welfare through the establishment and offering of low interest rate loan programs to stimulate economic rehabilitation and development for the Borough of McConnellsburg and the entire community of Fulton County, PA.

        Competition

        Our primary market area includes all of Fulton County and portions of Huntingdon, Bedford, and Franklin Counties in Pennsylvania, portions of Washington County, Maryland, and portions of Morgan County, West Virginia. Our primary competitor is a one-bank holding company headquartered in McConnellsburg, Pennsylvania which has 7 branches located throughout Fulton, Franklin, and Huntingdon Counties in Pennsylvania. Also, in this market area we compete with regionally-based commercial banks (all of which have greater assets, capital and lending limits), savings banks, savings and loan associations, money market funds, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and with issuers of commercial paper and other securities.

        Although deregulation has allowed us to become more competitive in the market place in regard to pricing of loan and deposit rates, there are disparities in taxing law which give some of our nonbank competitors advantages which commercial banks do not enjoy and many burdensome and costly regulations with which we must comply. We meet these challenges by developing and promoting our locally-owned community bank image, by offering friendly and professional customer service, and by striving to maintain competitive interest rates for both loans and deposits.

        Regulation and Supervision

        FNB Financial Corporation is a financial holding company, and is registered as such with the Board of Governors of the Federal Reserve System (the Federal Reserve Board). As a financial holding company, the Company may engage in, and acquire companies engaged in, activities that are considered "financial in nature", as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations. These activities include, among other things, securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, and merchant banking. If any banking subsidiary of the Company ceases to be "well-capitalized" or "well-managed" under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on the Company's ability to conduct the broader financial activities permissible for financial holding companies or, if the deficiencies persist, require the Company to divest the non-banking investments or subsidiaries. In addition, if any banking subsidiary of the Company receives a Community Reinvestment Act rating of less-than-satisfactory, the Company would be prohibited from engaging in any additional activities other than those permissible for bank holding

                                  Page 5 of 18
        companies that are not financial holding companies. The Company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the Federal Reserve board after-the-fact notice of the new activities. The Gramm-Leach-Bliley Act also permits national banks, such as The First National Bank of McConnellsburg, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations, and with the approval of the OCC.

        Interstate Banking and Branching. As the bank holding company, the Company is required to obtain prior Federal Reserve Board approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank, or savings association.

        Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (Riegle-Neal), subject to certain concentration limits and other requirements, bank holding companies such as the Company may acquire banks and bank holding companies located in any state. Riegle-Neal also permits banks to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states. The ability of banks to acquire branch offices is contingent, however, on the host state having adopted legislation "opting in" to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that provision of Riegle-Neal.

        Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Corporation, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a "controlling influence" over that bank holding company.

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



                                  Page 6 of 18
       The Federal Reserve Board, the FDIC, and the Comptroller have issued risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8.0% (of which at least 3.0% must be in the form of common stockholders' equity). Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk.

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

       Under FDICIA financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve Board Regulations. FDICIA also required the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions

       Annual full-scope, on-site examinations are required for all FDIC-insured institutions except institutions with assets under $100 million which are well capitalized, well managed and not subject to a recent change in control, in which case, the examination period is every eighteen (18) months. FDICIA also required banking agencies to reintroduce loan-to-value ("LTV") ratio regulations which were previously repealed by the 1982 Act. LTV's will limit the amount of money a financial institution may lend to a borrower, when the loan is secured by real estate, to no more than a percentage to be set by regulation of the value of the real estate.
                                  Page 7 of 18

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

       On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Corporation's common stock is registered with the SEC, it is currently subject to this Act. The Corporation is not considered an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Thus, the Corporation expects to be subject to section 404 of the Sarbanes-Oxley Act for the year ending December 31, 2006.

       We do not anticipate compliance with environmental laws and regulations to have any material effect on the Company's respective capital, expenditures, earnings, or competitive position.

       Employees

       As of December 31, 2004, we employed 54 persons on a full-time equivalent basis.

       Statistical Data

       Computation of our regulatory capital requirements for the periods December 31, 2004 and December 31, 2003, on page 23 of the annual shareholders report for the year ended December 31, 2004, is incorporated herein by reference.

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

       We do not assume undue risk on any loan within the loan portfolio, and take appropriate steps to secure all loans as necessary.

       We have adopted the following loan-to-value ratios, in accordance with standards adopted by our bank supervisory agencies:

                     Loan Category                 Loan-to-Value Limit

          Raw Land                                         65%
          Land Development                                 75%
          Construction:                                    80%
             Commercial, Multifamily, and
             other Nonresidential 1 to 4
             Family Residential


          Improved Property                                85%
        Ow Owner-occupied 1 to 4 Family and                90%
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

       Loan Portfolio composition as of December 31, 2004 and December 31, 2003, on page 14 of the annual shareholders report for the year ended December 31, 2004, is incorporated herein by reference.

       Maturities of loans as of December 31, 2004, on page 14 of the annual shareholders report for the year ended December 31, 2004, is incorporated herein by reference. Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due. Nonaccruing loans are comprised of loans that are no longer accruing interest income because of apparent financial difficulties of the borrower. Interest on nonaccruing loans is recorded when received only after past due principal and interest are brought current. Our general policy is to classify loans as nonaccrual when they become past due in principal and interest for over 90 days and collateral is insufficient to allow continuation of interest accrual. At that time, the accrued interest on the nonaccrual loan is reversed from the current year earnings and interest is not accrued until the loan has been brought current in accordance with contractual terms.

       Nonaccrual, Past Due and Restructured Loans as of December 31, 2004, December 31, 2003, and December 31, 2002, on page 16 of the annual shareholders report for the year ended December 31, 2004, are incorporated herein by reference.

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

       The allowance is increased by provisions charged to operating expense and is reduced by net charge-offs. Our basis for the level of the allowance and the annual provisions is our evaluation of the loan portfolio, current and projected domestic economic conditions, the historical loan loss experience, present and prospective financial condition of the borrowers, the level of nonperforming assets, best and worst case scenarios of possible loan losses and other relevant factors. While we use available information to make such evaluations, future adjustments of the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Loans are charged against the allowance for loan losses when we believe that the collectibility of the principal is unlikely.

       Activity in the allowance for loan losses and a breakdown of the allowance for loan losses as of December 31, 2004 and December 31, 2003, on page 15 and 16 of the annual shareholders report for the year ended December 31, 2004, are incorporated herein by reference.

       Although loans secured by residential and non-residential mortgages comprise approximately 83% of the entire loan portfolio, until recently these mortgages have historically resulted in little or no loss. The allocation of the Allowance for Loan Losses for these mortgages is based upon this historical fact. Due to a more critical evaluation of our commercial, industrial, and agricultural loan portfolio, the allocation of the Allowance for Loan Losses for commercial, industrial, and agriculture loans has been set accordingly.

       Deposits

       Time Certificates of Deposit of $ 100,000 and over as of December 31, 2004 and December 31, 2003, totaled $ 14,922,000 and $ 15,754,000, respectively.

       Maturities and rate sensitivity of total interest bearing liabilities as of December 31, 2004, on page 36 of the annual shareholders report for the year ended December 31, 2004, is incorporated herein by reference.

       Returns on Equity and Assets

       Returns on equity and assets and other statistical data for 2004, 2003, and 2002 on page 26 of the annual shareholders report for the year ended December 31, 2004, is incorporated herein by reference.

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

       Availability of Company Filings

       The Company files periodic reports with the Securities and Exchange Commission (SEC) in the form of 10-Q's - quarterly reports; 10-K - annual report; annual proxy statements and Form 8-K for any significant events that may arise during the year. Copies of the Company's filings may be obtained free of charge through the SEC's internet site at www.sec.gov or by written request to Brian F. McNamara, Chief Financial Officer at 101 Lincoln Way West, McConnellsburg, Pennsylvania 17233.


       Item 2.   Properties

       The physical properties where we conduct our business in the Commonwealth of Pennsylvania are all owned by us while the property where we conduct business in the State of Maryland is leased. The properties owned by us are as follows: the main office located at 101 Lincoln Way West, McConnellsburg, Pennsylvania, has been attached by a two story brick and frame addition, to a building located at 111 South Second Street, McConnellsburg, Pennsylvania, which houses the Bank's consumer loan department on the first floor and commercial loan department and future expansion space on the second floor; a property adjacent to the main office facility at 115 Lincoln Way West in downtown McConnellsburg comprised of a 54' by 218' vacant city lot; a branch office located on Route 522 South, Needmore, Pennsylvania; a property located at Routes 16 and 30 East, McConnellsburg, Pennsylvania, which contains a drive-up automatic teller machine and a five (5) lane drive-up branch accessible from both Route 30 and Route 16; and a branch office located at 30 Mullen Street, Fort Loudon, Pennsylvania, for which we received regulatory approval from the Office of the Comptroller of the Currency to purchase effective November 13, 1995. The branch office leased by us in the state of Maryland is located in the Hancock Shopping Center at 343 North Pennsylvania Avenue in Hancock, Maryland next to a supermarket.


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

       The Stock Market Analysis and Dividends for 2004 and 2003 on page 40 of the annual shareholders report for the year ended December 31, 2004, is incorporated herein by reference.


       Item 6.   Selected Financial Data

       The Selected Five-Year Financial Data on page 26 of the annual shareholders report for the year ended December 31, 2004, is incorporated herein by reference.


       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Contractual obligations of the Corporation as of December 31, 2004 are as follows:

                                                         Payments due by period
                                      - - - - - - - - - - - - - - - - - - - -
              (In thousands)             Total         Less        1 - 3        3 - 5       More
          Contractual obligations                     than 1       years        years      than 5
                                                       year                                years
                      - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
       Long-term debt obligations        $ 24,435      $ 19,056       $   16      $   18    $ 5,345
       Operating lease obligations             38            22           16           0          0
                                         --------      --------       ------      ------    -------
       Total                             $ 24,473      $ 19,078       $   32      $   18    $ 5,345
                                         ========      ========       ======      ======    =======

       All other information required by Item 7 is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 31 through 40 of the annual shareholders report for the year ended December 31, 2004, which is incorporated herein by reference.


       Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

       Information required under this item is incorporated by reference to pages 37 through 39 of the annual shareholders' report for the year ended December 31, 2004.


       Item 8.   Financial Statements and Supplementary Data

       The financial statements and supplementary data, some of which is required under Guide 3 (Statistical Disclosures by Bank Holding Companies) are shown on pages 2 through 30 of the annual shareholders report for the year ended December 31, 2004, are incorporated herein by reference.

       The Summary of Quarterly Financial Data on page 27 of the annual shareholders report for the year ended December 31, 2004, is incorporated herein by reference.


       Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

                                  Page13 of 18

       Item 9a.  Controls and Procedures

       The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2004. Based on such evaluation, such officers have concluded that, as of December 31, 2004, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

       Changes in Internal Controls

       There have not been any significant changes in the Company's internal control over financial reporting or in other factors that could significantly affect such control during the fourth quarter of 2004.


       Item 9b - Other Information

       The Company had no other events that should have been disclosed on Form 8K that were not already disclosed on such form.






































                                  Page 14 of 18
                                    PART III


       Item 10.  Directors and Executive Officers of the Registrant

       The Company has adopted a code of ethics that applies to all senior financial officers (including its chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions). The Corporation's Code of Ethics is available on First National Bank of McConnellsburg's website at http://www.fnbmcconnells.com.

       All other information required by Item 10 is incorporated by reference from FNB Financial Corporation's definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A.


       Item 11.  Executive Compensation

       The information required by Item 11 is incorporated by reference from FNB Financial Corporation's definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A.


       Item 12.  Security Ownership of Certain Beneficial Owners and Management

       The information required by Item 12 is incorporated by reference from FNB Financial Corporation's definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A.


       Item 13.  Certain Relationships and Related Transactions

       The information required by Item 13 is incorporated by reference from FNB Financial Corporation's definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A.

       Item 14.  Principal Accountant Fees and Services

       The information required by Item 14 is incorporated by reference from FNB Financial Corporation's definitive proxy statement for the 2005 Annual Meeting of Shareholders filed pursuant to Regulation 14A.



















                                  Page 15 of 18


                                     PART IV

       Item 15.  Exhibits, Financial Statement Schedules, and Reports of Form 8-
       K.

       (a)  (1) - List of Financial Statements

                The following consolidated financial statements of FNB Financial Corporation and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2004, are incorporated by reference in
                Item 8:

                Consolidated balance sheets - December 31, 2004, and 2003

                Consolidated statements of income - Years ended December 31, 2004, 2003,and 2002

                Consolidated statements of stockholders' equity - Years ended December 31, 2004, 2003,and 2002

                Consolidated statements of cash flows - Years ended December 31, 2004, 2003, and 2002

                Notes to consolidated financial statements - December 31, 2004

           (2) - List of Financial Statement Schedules

                All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

           (3) - Listing of Exhibits

                Exhibit (3)(i) Articles of incorporation
                Exhibit (3)(ii) Bylaws
                Exhibit (4) Instruments defining the rights of
                               security holders including indentures
                Exhibit (10) Material Contracts
                Exhibit (13) Annual Report to Security holders Exhibit (21) Subsidiaries of the registrant
                Exhibit (31) Rule 13a-14(a)/15d-14(a) Certifications Exhibit (32) Section 1350 Certifications

                All other exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

       (b)  Reports on Form 8-K filed

           * Report filed January 11, 2005 for news release announcing resignation of Vice President and Controller.

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

                                  Page 16 of 18

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













                                  Page 17 of 18
                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FNB FINANCIAL CORPORATION
                                       ----------------------------------
                                              (Registrant)

                                       /s/John C. Duffey      3/23/2005
                                       ----------------------------------
                                       John C. Duffey            Date
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


                                       /s/Brian F. McNamara   3/23/2005
                                       ----------------------------------
                                       Brian F. McNamara         Date
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial & Accounting
                                       Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       /s/John C. Duffey      3/23/2005      /s/Harry D. Johnston     3/23/2005
       ---------------------------------     ----------------------------------
       John C. Duffey            Date        Harry D. Johnston, D. O.   Date
       Director, President & CEO             Director, Vice President


       /s/Patricia A. Carbaugh 3/23/2005     /s/Lonnie W. Palmer       3/23/2005
       ---------------------------------     -----------------------------------
       Patricia A. Carbaugh      Date        Lonnie W. Palmer            Date
       Director                              Director


       /s/Harvey J. Culler     3/23/2005     /s/D.A. Washabaugh, III   3/23/2005
       ---------------------------------     -----------------------------------
       Harvey J. Culler          Date        D. A. Washabaugh, III       Date
       Director                              Director


       /s/Craig E. Paylor      3/23/2005     /s/Terry L. Randall       3/23/2005
       ---------------------------------     -----------------------------------
       Craig E. Paylor           Date        Terry L. Randall             Date
       Director, Chairman                    Director















                                  Page 18 of 18
                                                                      Exhibit 21



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


                                                By: /s/ John C. Duffey
                                                    ---------------------------
                                                    John C. Duffey
                                                    President and CEO
                                                    (Principal Executive
                                                    Officer)
                                                    March 23, 2005


                                                                    Exhibit 31.2


                                  CERTIFICATION

       I, Brian F. McNamara, Senior Vice President and CFO, certify, that:

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


                                            By: /s/ Brian F. McNamara
                                                    ---------------------------
                                                    Brian F. McNamara
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial
                                                    Officer)
                                                    March 23, 2005



                                                       Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


       In connection with the Annual Report of FNB Financial Corporation (the "Company") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, John C. Duffey, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                        By: /s/John C Duffey
                                            ------------------------
                                            John C. Duffey
                                            President and Chief
                                            Executive Officer,
                                            Director

       Dated:  March 23, 2005
               ---------------
                                                          Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002




       In connection with the Annual Report of FNB Financial Corporation(the "Company") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Brian F. McNamara, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.


                                            By:    /s/Brian F. McNamara
                                                    ------------------------
                                                    Brian F. McNamara
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                     Accounting Officer)

       Dated:  March 23, 2005
               --------------