Form 10-K/A
FNB FINANCIAL CORP /PA/
filed 2005-04-05
CIK 820222

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549-1004

                                    FORM 10-K/A

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


                                         FNB FINANCIAL CORPORATION
                                       ----------------------------------
                                              (Registrant)

                                       /s/John C. Duffey      04/05/2005
                                       ----------------------------------
                                       John C. Duffey            Date
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


                                       /s/Brian F. McNamara   04/05/2005
                                       ----------------------------------
                                       Brian F. McNamara         Date
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial & Accounting
                                       Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       /s/John C. Duffey      04/05/2005     /s/Harry D. Johnston   04/05/2005
       ---------------------------------     ----------------------------------
       John C. Duffey            Date        Harry D. Johnston, D. O.   Date
       Director, President & CEO             Director, Vice President


       /s/Patricia A. Carbaugh 04/05/2005    /s/Lonnie W. Palmer     04/05/2005
       ---------------------------------     -----------------------------------
       Patricia A. Carbaugh      Date        Lonnie W. Palmer            Date
       Director                              Director


       /s/Harvey J. Culler     04/05/2005    /s/D.A. Washabaugh, III 04/05/2005
       ---------------------------------     -----------------------------------
       Harvey J. Culler          Date        D. A. Washabaugh, III       Date
       Director                              Director


       /s/Craig E. Paylor      04/05/2005    /s/Terry L. Randall     04/05/2005
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

       1. I have reviewed this annual report on Form 10-K/A of FNB Financial Corporation.

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


                                                By: /s/ John C. Duffey
                                                    ---------------------------
                                                    John C. Duffey
                                                    President and CEO
                                                    (Principal Executive
                                                    Officer)
                                                    April 5, 2005


                                                                    Exhibit 31.2


                                  CERTIFICATION

       I, Brian F. McNamara, Senior Vice President and CFO, certify, that:

       1. I have reviewed this annual report on Form 10-K/A of FNB Financial Corporation.

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


                                            By: /s/ Brian F. McNamara
                                                    ---------------------------
                                                    Brian F. McNamara
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial
                                                    Officer)
                                                    April 5, 2005



                                                       Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002


       In connection with the Annual Report of FNB Financial Corporation (the "Company") on Form 10-K/A for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, John C. Duffey, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                        By: /s/John C Duffey
                                            ------------------------
                                            John C. Duffey
                                            President and Chief
                                            Executive Officer,
                                            Director

       Dated:  April 5, 2005
               ---------------
                                                          Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OR THE SARBANES-OXLEY ACT OF 2002




       In connection with the Annual Report of FNB Financial Corporation(the "Company") on Form 10-K/A for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Brian F. McNamara, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

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

       Dated:  April 5, 2005
               --------------