Form 10-Q
period 2005-03-31
FNB FINANCIAL CORP /PA/
filed 2005-05-13
CIK 820222

Page 13 of 32

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549-1004

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended              March 31, 2005
                                   --------------

Commission file number:            33-66014
                                   --------

                            FNB Financial Corporation
                            -------------------------
             (Exact name of registrant as specified in its charter)

Commonwealth of Pennsylvania                      23-2466821
-------------------------------                   ----------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification
                                                  No.)


  101 Lincoln Way West, McConnellsburg, PA        17233
------------------------------------------        -----
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

                        YES X      NO
                             ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                    Outstanding at March 31, 2005
--------------------------------      -----------------------------
(Common stock, $0.315 par value)                  800,000






                                  Page 1 of 23

                     FNB FINANCIAL CORPORATION

                              INDEX

                                                       Page
PART I  -  FINANCIAL INFORMATION

     Condensed consolidated balance sheets -
       March 31, 2005 and December 31, 2004                4

     Condensed consolidated statements of income -
       Three months ended March 31, 2005 and 2004          5

     Condensed consolidated statements of comprehensive
       income-Three months ended March 31, 2005 and 2004   6

     Condensed consolidated statements of cash flows -
       Three months ended March 31, 2005 and 2004          7

     Notes to condensed consolidated financial
       statements                                         8-9

     Management's discussion and analysis of financial
       condition and results of operations               10-13


PART II  -  OTHER INFORMATION                             14

     Signatures                                           16

     Exhibits                                            17-23

















                           Page 2 of 23




















                   PART I - FINANCIAL INFORMATION




























                              Page 3 of 23
           FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31        December 31,
                                                       2005              2004
                                                    (unaudited)       (audited*)
ASSETS:
Cash and Due from banks                          $     3,451,523    $     5,612,686
Interest-bearing deposits with banks                     937,988            195,131
Investment Securities
  Held-to-maturity (Market value - 2005
     $ 239,675; 2004 $ 253,216)                          241,908            255,170
Available-for-sale                                    38,225,239         39,831,248
Federal Reserve, Atlantic Central Banker's
     Bank and Federal Home Loan Bank Stock             1,695,600          1,746,700
Loans                                                118,476,525        113,639,286
Less:  Allowance for loan losses                 (      1,117,529) (      1,087,755)
                                                 ---------------    ---------------
Loans, net                                           117,358,996        112,551,531
Bank building, equipment, furniture and
   Fixtures, net                                       3,135,130          3,205,810
Accrued interest receivable                              660,772            589,724
Deferred income taxes                                    247,940            130,783
Cash surrender value of life insurance                 2,840,696          2,823,035
Intangible assets                                      1,153,913          1,153,913
Other assets                                             941,245            784,923
                                                 ---------------    ---------------
        Total Assets                             $   170,890,950    $   168,880,654
                                                 ===============    ===============
LIABILITIES :
Deposits:
 Demand deposits                                 $    19,516,536    $    19,025,816
 Savings deposits                                     38,887,699         39,624,814
 Time certificates                                    69,690,179         69,214,188
 Other time deposits                                     490,380            283,521
                                                 ---------------    ---------------
     Total deposits                                  128,584,794        128,148,339
Accrued interest payable & other liabilities           1,075,179            811,837
Liability for other borrowed funds                    25,833,039         24,434,759
Dividends payable                                        144,000            280,000
                                                 ---------------    ---------------
     Total Liabilities                               155,637,012        153,674,935
                                                 ---------------    ---------------
STOCKHOLDERS' EQUITY:
Capital stock, Common, par value $ 0.315;
 6,000,000 shares authorized; 800,000
 Outstanding                                             252,000            252,000
Additional paid-in capital                             1,789,833          1,789,833
Retained earnings                                     13,264,139         13,034,620
Accumulated other comprehensive income (loss)    (         52,034)          129,266
                                                 ---------------    ---------------
  Total Stockholders' Equity                          15,253,938         15,205,719
                                                 ---------------    ---------------
Total Liabilities & Stockholders' Equity         $   170,890,950    $   168,880,654
                                                 ===============    ===============

*Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                         condensed financial statements.


                                  Page 4 of 23
           FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2005 and 2004
                                   (UNAUDITED)

                                                    2005           2004
Interest & Dividend Income
   Interest & fees on loans                   $   1,835,614    $   1,729,245
   Interest on investment securities:
      Obligations of other U.S. Government          294,712          195,497
Agencies
      Obligations of State & Political              101,656          103,249
Subdivisions
   Interest on deposits with banks                    3,973            3,425
   Dividends on Equity Securities                    14,920            9,492
   Interest on federal funds sold                         0               37
                                              -------------    -------------
          Total Interest & Dividend Income        2,250,875        2,040,945
                                              -------------    -------------
Interest Expense
   Interest on deposits                             658,961          669,863
   Interest on other borrowed money                 211,790          123,076
                                              -------------    -------------
          Total Interest Expense                    870,751          792,939
                                              -------------    -------------
          Net interest income                     1,380,124        1,248,006
   Provision for loan losses                         36,000           98,000
                                              -------------    -------------
          Net interest income after provision
             for loan losses                      1,344,124        1,150,006
                                              -------------    -------------
Other income
   Service charges on deposit accounts              103,640           81,144
   Other service charges, collection &
exchange
      charges, commissions and fees                 121,533          108,713
   Other income                                      62,986           29,060
   Net securities gains/(losses)                          0           79,417
                                              -------------    -------------
          Total other income                        288,159          298,334
                                              -------------    -------------
Other expenses                                    1,143,584        1,077,708
                                              -------------    -------------
   Income before income taxes                       488,699          370,632
   Applicable income taxes                          115,181          102,649
                                              -------------    -------------
          Net income                          $     373,518    $     267,983
                                              =============    =============
Earnings per share of Common Stock:
   Net income per share                       $        0.47    $        0.33
Cash dividend declared per share              $        0.18    $        0.14
Weighted average number of shares outstanding       800,000          800,000



              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 5 of 23

           FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three Months Ended March 31, 2005 and 2004
                                   (UNAUDITED)

                                                       2005           2004
Net Income                                           $ 373,518        $ 267,983
                                                     ---------       ---------
Other Comprehensive:
   Gross unrealized holding gains (losses)          (  274,697)        159,659
   Reclassification adjustment for (gains) losses
realized
      in net income                                          0      (   79,417)
                                                     ---------        ---------
   Net unrealized holding gains (losses) before     (  274,697)         80,242
taxes
   Tax effect                                           93,397      (   27,283)
                                                     ---------       ---------
   Other comprehensive income (loss)                (  181,300)         52,959
                                                     ---------        ---------
Comprehensive income (loss)                          $ 192,218        $ 320,942
                                                     =========        =========


































              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  Page 6 of 23
           FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2005 and 2004
                                   (UNAUDITED)

                                                          2005           2004
Cash flows from operating activities:
   Net income                                         $    373,519    $    267,983
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation & amortization                        83,075          80,081
         Provision for loan losses                          36,000          98,000
         Increase in Cash Surrender value
              of Life Insurance                      (      17,661) (      19,360)
         Net (gain)/loss on sales of investments                 0  (      79,417)
         (Increase) decrease in accrued
            interest receivable                      (      71,048)        17,934
         Increase (decrease) in accrued interest
            payable and other liabilities                  263,342         279,652
         (Increase) decrease in other assets         (     180,082) (     393,533)
                                                      ------------    ------------
Net cash provided (used) by operating activities:          487,145         251,340
                                                      ------------    ------------
Cash flows from investing activities:
   Net (increase) decrease in interest-
      bearing deposits with banks                    (     742,857)     1,308,384
   Purchases of Available-for-sale securities                    0  (   2,434,865)
   Proceeds from maturities and calls of securities      1,323,770           9,135
   Proceeds from sale of available-for-sale                 20,804       5,986,028
securities
   Net (increase) decrease in loans                  (   4,843,465) (     127,920)
   Purchases of bank premises & equipment (net)      (      12,395) (       6,177)
   (Purchase) sale of other bank stock                      51,100  (      54,300)
                                                      ------------    ------------
Net cash provided (used) by investing activities     (   4,203,043)     4,680,285
                                                      ------------    ------------
Cash flows from financing activities:
   Net increase (decrease) in deposits                     436,455  (     267,480)
   Net increase (decrease) in other borrowings           1,398,280  (   4,084,662)
   Cash dividends paid                               (     280,000) (     272,000)
                                                      ------------    ------------
Net cash provided (used) by financing activities         1,554,735  (   4,624,142)
                                                      ------------    ------------
Net increase (decrease) in cash & cash equivalents   (   2,161,163)       307,483
Cash & cash equivalents, beginning balance               5,612,686       3,495,604
                                                      ------------    ------------
Cash & cash equivalents, ending balance               $  3,451,523    $  3,803,087
                                                      ============    ============


              The accompanying notes are an integral part of these
                         condensed financial statements.

                            FNB FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

REVIEW OF INTERIM FINANCIAL STATEMENTS

     The condensed consolidated financial statements as of and for the three month periods ended March 31, 2005 and 2004 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q.


NOTE 1 - BASIS OF PRESENTATION

     The financial information presented at and for the three months ended March 31, 2005 and March 31, 2004 is unaudited. Information presented at December 31, 2004, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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

     In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. These commitments include various guarantees and commitments to extend credit. The bank does not anticipate any losses as a result of these transactions.


                            FNB FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SUMMARY

Net income for the first three months of 2005 was $ 373,518 compared to $ 267,983, for the first three months of 2004. This represents an increase of $ 105,535 or 39.38% from 2004. Net income on an adjusted per share basis for the first three months of 2005 was $ 0.47, which is an increase of $ 0.14 from the $ 0.33 per share for the three months ended March 31, 2004.


NET INTEREST INCOME

Total interest and dividend income for the first three months of 2005 was $ 2,250,875 compared to $ 2,040,945 for the first three months of 2004, an increase of $ 209,930.

This increase was due primarily to an increase in income from investments and interest and fees on loans. Investments in held-to-maturity securities and available-for-sale securities increased 32.80% from March 31, 2004 to March 31, 2005. Total loans increased 15.83% from March 31, 2004 to March 31, 2005. Effective yields on earning assets continue to be below yields realized in the first three months of 2004. However, the effect of volume increases has been greater than the effect of reduced interest margins, resulting in the increase total interest and dividend income.

Interest expense for the three months ended March 31, 2005, was $ 870,751, an increase of $ 77,812 from the $ 792,939 for the same period in 2004. Total deposits increased $ 12,130,365, or 10.41%, from totals at March 31, 2004. Interest-bearing accounts increased during this period by $ 9,328,296, or 9.33%. Despite the increase in deposits, interest expense on deposits decreased by $ 10,902, or 1.63%, during the first three months of 2005 compared to the first three months of 2004. Borrowed funds were $ 25,833,039 at March 31, 2005. This is an increase of $15,236,709 over borrowed funds of $ 10,596,330 at March 31, 2004. This resulted in an increase of $ 88,714, or 72.08%, in interest expense on borrowed funds during the first three months of 2005, compared to the first three months of 2004. Overall, net interest income increased from $ 1,248,006 for the three months ended March 31, 2004, to $ 1,380,124 for the three months ended March 31, 2005. This is an increase of 10.59%.

The bank continued to add to its allowance for loan losses during the first three months ended March 31, 2005 but by a smaller amount than during the first three months ended March 31, 2004. The provision for loan losses was $ 36,000 during the first three months of 2005, compared to $ 98,000 for the first three months of 2004. The net interest margin has decreased 16 basis points to 3.56% for the first three months of 2005 from that of the first three months of 2004, which was 3.72%. Management will continue to competitively price its loan and deposit products to maintain desired net interest spreads.







PROVISION AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                         2005      2004
                                                         (000 Omitted)

Allowance for loan losses beginning of the year         $1,088     $  893
   Loans charged-off during the year
      Real estate mortgages                                  0          0
      Installment loans                                     15         35
      Commercial and all other                               0          0
                                                        ------     ------
         Total charge offs                                  15         35
                                                        ------     ------
   Recoveries of loans previously charged-off:
      Real estate mortgages                                  0          0
      Installment loans                                      9         11
      Commercial and all other                               0          0
                                                        ------     ------
         Total recoveries                                    9         11
                                                        ------     ------
   Net loans charged-off (recovered)                         6         24
   Provision for loan losses charged to operations          36         98
                                                        ------     ------
         Allowance for loan losses, March 31            $1,118     $  967
                                                       =======    =======

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

NON-INTEREST INCOME AND EXPENSES

Total noninterest income for the first three months of 2005 decreased $ 10,175 over totals for the first three months of 2004. This was due primarily to a decrease in net securities gains from $ 79,417 for the three months ended March 31, 2004, to $ 0 for the three months ended March 31, 2005. Operating expenses for the period ended March 31, 2005, were $ 1,143,583, a $ 65,875, or 6.11%, increase from the operating expenses incurred for the same period in 2004 of $ 1,077,708.

Our income tax provision for the first three months of 2005 was $ 115,181 compared to $ 102,649 for the first three months of 2004. We continue to operate with a marginal tax rate of 34% during the first three months of 2005. The effective income tax rate for the first three months of 2005 was 23.57% compared to 27.70% for the first three months of 2004.

BALANCE SHEET AND EQUITY CHANGES

Total assets as of March 31, 2005, were $ 170,890,950, an increase of $ 27,852,200 from the period ended March 31, 2004, representing an increase of 19.47%. This increase was primarily due to an increase in investment securities of $ 9,510,341 from $ 28,956,806 as of March 31, 2004, to
$ 38,467,147 as of March 31, 2005. The increase is also due to an increase in total loans of $ 16,194,186 from $ 102,282,339 as of March 31, 2004, to
$ 118,476,525 as of March 31, 2005.

Total deposits as of March 31, 2005, were $ 128,584,794, an increase of $ 12,130,365 from the period ended March 31, 2004, representing an increase of 10.41%. This increase was primarily due to the acquisition of $10,016,872 in deposits which FNB Financial Corporation's wholly-owned subsidiary, The First National Bank of McConnellsburg, purchased from Farmers and Merchants Bank on July 16, 2004.

Total equity as of March 31, 2005, was $ 15,253,938, 8.93% of total assets, as compared to $ 14,928,084, 10.44% of total assets as of March 31, 2004. The decline was due to the $ 27,852,200 increase in total assets discussed above.

The Company's risk based capital ratios continue to exceed regulatory minimum requirements.

CONTROLS AND PROCEDURES

The company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2005. Based on such evaluation, such officers have concluded that, as of March 31, 2005, the company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the company's internal control over financial reporting or in other factors that could significantly affect such control during the first quarter of 2005.















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




Date  May 13, 2005             /s/John C. Duffey
------------------------       ----------------------------------
                               John C. Duffey, President
                               and Director of the Company and
                               President/CEO of the Bank
                               (Duly Authorized Officer)



Date  May 13, 2005             /s/Brian F. McNamara
------------------------       ----------------------------------

                               Brian F. McNamara, Treasurer
                               (Principal Financial &
                                Accounting Officer)


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



Date: May 13, 2005                 By:  /s/John C. Duffey
     ---------------                    -----------------------

                                        John C. Duffey,
                                        President/CEO
                                        (Principal Executive
                                         Officer)



                                                                    Exhibit 31.2
                                  CERTIFICATION


I, Brian F. McNamara, Treasurer, certify, that:

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


Date: May 13, 2005                      By:  /s/Brian F. McNamara
     ---------------                         -----------------------

                                        Brian F. McNamara
                                        Treasurer
                                        (Principal Financial
                                         Officer)



                                                                    Exhibit 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Duffey, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                    /s/  John C. Duffey
                                         --------------------------------
                                         Chief Executive Officer
                                         May 13, 2005



                                                                    Exhibit 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian
F. McNamara, Treasurer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/  Brian F. McNamara
                                        --------------------------------
                                        Treasurer
                                        May 13, 2005



                                                                      Exhibit 99

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Board of DirectorsFNB Financial Corporation
McConnellsburg, Pennsylvania


     We have reviewed the accompanying condensed consolidated balance sheet of FNB Financial Corporation and Subsidiaries as of March 31, 2005 and the related condensed consolidated statements of income for the three months ended March 31, 2005 and 2004 and condensed consolidated statements of comprehensive income for the three months ended March 31, 2005 and 2004 and condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004. These financial statements are the responsibility of the corporation's management.

     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.
It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of FNB Financial Corporation and Subsidiaries as of December 31, 2004, and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated
March 12, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                         /s/ Smith Elliott Kearns & Company, LLC
                         SMITH ELLIOTT KEARNS & COMPANY, LLC




Chambersburg, Pennsylvania
May 13, 2005