Form 10-Q
period 2005-06-30
FNB FINANCIAL CORP /PA/
filed 2005-08-10
CIK 820222

Page 29 of 26

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549-1004

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended              June 30, 2005

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

                      YES  X      NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Exchange Act).

                       YES         NO  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                    Outstanding at June 30, 2005
(Common stock, $0.315 par value)                  800,000
                     FNB FINANCIAL CORPORATION

                              INDEX

                                                       Page
PART I  -  FINANCIAL INFORMATION

Item 1 - Financial Statements

     Condensed consolidated balance sheets -
       June 30, 2005 and December 31, 2004                 4

     Condensed consolidated statements of income -
       Three months ended June 30, 2005 and 2004           5

     Condensed consolidated statements of income -
       Six months ended June 30, 2005 and 2004             6

     Condensed consolidated statements of comprehensive
       income - Six months ended June 30, 2005 and 2004    7

     Condensed consolidated statements of cash flows -
       Six months ended June 30, 2005 and 2004             8

     Notes to condensed consolidated financial
       statements                                         9-10

Item 2 -Management's discussion and analysis of financial
       condition and results of operations               11-13

Item 3 - Quantitative and qualitative disclosures
       about market risk                                  14

Item 4 - Controls and procedures                          14


PART II  -  OTHER INFORMATION                             16

Item 1 - Legal Proceedings                                16

Item 2 - Changes in Securities                            16

Item 3 - Defaults Upon Senior Securities                  16

Item 4 - Submission of Matters to a
       Vote of Security Holders                           16

Item 5 - Other Information                                17

Item 6 - Exhibits and Reports on Form 8-K                 17

     Signatures                                           18

     Exhibits                                            19-25





















                   PART I - FINANCIAL INFORMATION





































    FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED
                     SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      June 30,        December 31,
                                                        2005              2004
                                                    (unaudited)        (audited*)
ASSETS:
Cash and Due from banks                           $     5,387,404     $     5,612,686
Interest-bearing deposits with banks                      151,966             195,131
Investment Securities
  Held-to-maturity (Market value - 2005
     $ 227,382; 2004 $ 253,216)                           229,783             255,170
  Available-for-sale                                   36,263,312          39,831,248
Federal Reserve, Atlantic Central Banker's
Bank and Federal Home Loan Bank Stock                   1,965,500           1,746,700
Loans                                                 127,661,637         113,639,286
Less:  Allowance for loan losses                 (      1,105,934)  (      1,087,755)
                                                  ---------------     ---------------
Loans, net                                            126,555,703         112,551,531
Bank building, equipment, furniture and
fixtures, net                                           3,188,258           3,205,810
Accrued interest receivable                               621,828             589,724
Deferred income taxes                                     215,164             130,783
Cash surrender value of life insurance                  2,858,357           2,823,035
Intangible assets                                       2,247,102           1,153,913
Other assets                                            1,001,550             784,923
                                                  ---------------     ---------------
        Total Assets                              $   180,685,927     $   168,880,654
                                                  ===============     ===============
LIABILITIES :
Deposits:
 Demand deposits                                  $    22,819,455     $    19,025,816
 Savings deposits                                      43,434,844          39,624,814
 Time certificates                                     75,859,697          69,214,188
 Other time deposits                                      481,549             283,521
                                                  ---------------     ---------------
     Total deposits                                   142,595,545         128,148,339
Accrued interest payable & other liabilities              889,205             811,837
Liability for other borrowed funds                     21,531,290          24,434,759
Dividends payable                                         160,000             280,000
                                                  ---------------     ---------------
     Total Liabilities                                165,176,040         153,674,935
                                                  ---------------     ---------------
STOCKHOLDERS' EQUITY:
Capital stock, Common, par value $ 0.315;
 6,000,000 shares authorized; 800,000
 outstanding                                              252,000             252,000
Additional paid-in capital                              1,789,833           1,789,833
Retained earnings                                      13,450,684          13,034,620
Accumulated other comprehensive income (loss)              17,370             129,266
                                                  ---------------     ---------------
  Total Stockholders' Equity                           15,509,887          15,205,719
                                                  ---------------     ---------------
     Total Liabilities & Stockholders' Equity     $   180,685,927     $   168,880,654
                                                  ===============     ===============

*Condensed from audited financial statements.

 The accompanying notes are an integral part of these
            condensed financial statements.
    FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             Three Months Ended June 30, 2005 and 2004
                            (UNAUDITED)

                                                         2005         2004
Interest & Dividend Income
   Interest & fees on loans                           $1,986,600    $1,737,700
   Interest on investment securities:
      Obligations of other U.S. Government Agencies      272,265       186,917
      Obligations of State & Political Subdivisions      100,425       112,925
   Interest on deposits with banks                         4,799         2,258
   Dividends on Equity Securities                         14,318         6,895
   Interest on federal funds sold                              0           566
                                                      ----------    ----------
          Total Interest & Dividend Income             2,378,407     2,047,261
                                                      ----------    ----------
Interest Expense
   Interest on deposits                                  669,233       628,126
   Interest on other borrowed money                      268,978       143,927
                                                      ----------    ----------
          Total Interest Expense                         938,211       772,053
                                                      ----------    ----------
          Net interest income                          1,440,196     1,275,208
   Provision for loan losses                              24,000        54,000
                                                      ----------    ----------
          Net interest income after
           provision for loan losses                   1,416,196     1,221,208
                                                      ----------    ----------
Other income
   Service charges on deposit accounts                   102,848       114,358
   Other service charges, collection & exchange
      charges, commissions and fees                      115,296        96,257
   Other income                                           55,215        27,490
   Net securities gains/(losses)                          14,739             0
                                                      ----------    ----------
          Total other income                             288,098       238,105
                                                      ----------    ----------
Other expenses                                         1,207,555     1,055,671
                                                      ----------    ----------
   Income before income taxes                            496,739       403,642
   Applicable income taxes                               150,192       102,500
                                                      ----------    ----------
          Net income                                  $  346,547    $  301,142
                                                      ==========    ==========
Earnings per share of Common Stock:
   Net income per share                               $     0.43    $     0.38
Cash dividend declared per share                      $     0.20    $     0.16
Weighted average number of shares outstanding            800,000       800,000

       The accompanying notes are an integral part of these
                  condensed financial statements.

    FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              Six Months Ended June 30, 2005 and 2004
                            (UNAUDITED)

                                                         2005            2004
Interest & Dividend Income
   Interest & fees on loans                          $   3,822,214    $   3,466,945
   Interest on investment securities:
      Obligations of other U.S. Government Agencies        566,977          382,414
      Obligations of State & Political                     202,081          216,174
Subdivisions
   Interest on deposits with banks                           8,772            5,683
   Dividends on Equity Securities                           29,238           16,387
   Interest on federal funds sold                                0              603
                                                     -------------    -------------
          Total Interest & Dividend Income               4,629,282        4,088,206
                                                     -------------    -------------
Interest Expense
   Interest on deposits                                  1,328,194        1,297,989
   Interest on other borrowed money                        480,768          267,003
                                                     -------------    -------------
          Total Interest Expense                         1,808,962        1,564,992
                                                     -------------    -------------
          Net interest income                            2,820,320        2,523,214
   Provision for loan losses                                60,000          152,000
                                                     -------------    -------------
          Net interest income after provision
             for loan losses                             2,760,320        2,371,214
                                                     -------------    -------------
Other income
   Service charges on deposit accounts                     206,488          195,502
   Other service charges, collection & exchange
      charges, commissions and fees                        236,829          204,970
   Other income                                            118,201           56,550
   Net securities gains/(losses)                            14,739           79,417
                                                     -------------    -------------
          Total other income                               576,257          536,439
                                                     -------------    -------------
Other expenses                                           2,351,139        2,133,379
                                                     -------------    -------------
   Income before income taxes                              985,438          774,274
   Applicable income taxes                                 265,373          205,149
                                                     -------------    -------------
          Net income                                 $     720,065    $     569,125
                                                     =============    =============
Earnings per share of Common Stock:
   Net income per share                              $        0.90    $        0.71
Cash dividend declared per share                     $        0.38    $        0.30
Weighted average number of shares outstanding              800,000          800,000

       The accompanying notes are an integral part of these
                  condensed financial statements.

    FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              Six Months Ended June 30, 2005 and 2004
                            (UNAUDITED)

                                                              2005          2004
Net Income                                                 $  720,065     $  569,125
                                                           ----------     ----------
Other Comprehensive:
   Gross unrealized holding gains (losses)                (   154,800)  (   832,491)
   Reclassification adjustment for (gains) losses
      realized in net income                              (    14,739)  (    79,417)
                                                           ----------     ----------
   Net unrealized holding gains (losses) before taxes     (   169,539)  (   911,908)
   Tax effect                                                  57,643        310,048
                                                            ----------    ----------
   Other comprehensive income (loss)                      (   111,896)  (   601,860)
                                                            ----------    ----------
Comprehensive income (loss)                                $  608,169   ($   32,735)
                                                           ==========   ============

































       The accompanying notes are an integral part of these
                  condensed financial statements.
    FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Six Months Ended June 30, 2005 and 2004
                            (UNAUDITED)

                                                         2005           2004
Cash flows from operating activities:
   Net income                                        $    720,065    $    569,125
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation & amortization                      168,699         160,161
         Provision for loan losses                         60,000         152,000
         Increase in Cash Surrender value
            of Life Insurance                       (      35,322)  (     37,021)
         Loss on disposal of equipment                      1,170               0
         Net (gain)/loss on sales of investments    (      14,739)  (     79,417)
         (Increase) decrease in accrued
            interest receivable                     (      32,104)  (     31,862)
         Increase (decrease) in accrued interest
            payable and other liabilities                  77,369         110,287
         (Increase) decrease in other assets        (     243,365) (     212,177)
                                                     ------------   ------------
Net cash provided (used) by operating activities:         701,773        631,096
                                                      ------------   ------------
Cash flows from investing activities:
   Net (increase) decrease in interest-
      bearing deposits with banks                          43,165         743,267
   Purchases of Available-for-sale securities                   0  (  12,462,521)
   Proceeds from maturities and calls of securities     3,396,115       1,822,137
   Proceeds sale of available-for-sale securities          42,408       5,986,028
   Net (increase) decrease in loans                 (  13,182,225) (   4,626,763)
   Acquisition of loans                             (     881,947)             0
   Purchases of bank premises & equipment (net)     (     152,317) (      84,935)
   (Purchase) sale of other bank stock              (     218,800) (     584,500)
   Purchase of intangible assets                    (   1,093,190)             0
                                                      ------------   ------------
Net cash provided (used) by investing activities    (  12,046,791) (   9,207,287)
                                                     ------------    ------------
Cash flows from financing activities:
   Net increase (decrease) in deposits                    972,605         167,659
   Acquisition of deposits                             13,474,600              0
   Net increase (decrease) in other borrowings      (   2,903,469)    12,027,453
   Cash dividends paid                              (     424,000) (     384,000)
                                                     ------------    ------------
Net cash provided (used) by financing activities       11,119,736      11,811,112
                                                      ------------  ------------
Net increase (decrease) in cash & cash equivalents  (     225,282)     3,234,921
Cash & cash equivalents, beginning balance              5,612,686       3,495,604
                                                     ------------    ------------
Cash & cash equivalents, ending balance              $  5,387,404    $  6,730,525
                                                     ============    ============
Supplemental schedule of non-cash investing
  and financing activities:
   Acquisition of deposits:
      Liability assumed for deposits acquired        $ 13,474,600    $          0
      Acquisition (premium) discount                (   1,093,190)              0
                                                     ------------    ------------
      Cash received for deposits acquired            $ 12,381,410    $          0
                                                     ============    ============
   Acquisition of loans                              $    881,947    $          0
                                                     ============    ============






       The accompanying notes are an integral part of these
                  condensed financial statements.

                    FNB FINANCIAL CORPORATION

                           JUNE 30, 2005
                            (UNAUDITED)

        REVIEW OF INTERIM FINANCIAL STATEMENTS

        The condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2005 and 2004 have been reviewed by independent certified public accountants. Their report on their review is attached as
        Exhibit 99 to this 10-Q.


NOTE 1 - BASIS OF PRESENTATION

        The financial information presented at and for the six months ended June 30, 2005 and June 30, 2004 is unaudited. Information presented at December 31, 2004, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period.

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


                    FNB FINANCIAL CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

SUMMARY

Net income for the first six months of 2005 was $ 720,065 compared to $ 569,125, for the first six months of 2004. This
represents an   increase of $ 150,940 or 26.52% from 2004.  Net
income on an adjusted per share basis for the first six months of 2005 was $ 0.90 which is an increase of $ 0.19 from the $ 0.71 per share for the six months ended June 30, 2004.


NET INTEREST INCOME

Total interest and dividend income for the first six months of 2005 was $ 4,629,282 compared to $ 4,088,206 for the first six months of 2004, an increase of $ 541,076.

This increase was due primarily to an increase in loans. Loan growth has stabilized and the banks loan portfolio increased 14.98% over average balances for the first six months of 2004. Effective yields on loans continue to be below yields realized in the first six months of 2004. The growth in the bank's loan portfolio has over compensated lower loan yields and resulted in an increase in interest and fees on loans of $ 355,269.

In order to attract additional deposits to fund loan growth, deposit rates were raised in the first six months of 2005.

Interest expense for the six months ended June 30, 2005, was $ 1,808,962, an increase of $ 243,970 from the $ 1,564,992 for the same period in 2004. Total deposits increased $ 25,705,977 from totals at June 30, 2004. This increase was due largely to the purchase of the Hancock, Maryland branch of Hagerstown Trust Company on June 24, 2005. This purchase included $ 13,474,600 in deposit liabilities, $881,947 in loans, and the associated real property. Borrowed funds decreased $ 5,177,155 but the decrease came largely as a result of the branch purchase late in the second quarter of 2005. Borrowed funds had been higher than at June 30, 2004 and the cost of these funds has increased due to increases in short-term interest rates. Overall, net interest income increased $ 297,106 from $ 2,523,214 for the six months ended June 30, 2004 to $ 2,820,320 for the six months ended June 30, 2005.

The bank decreased its provision to the allowance for loan losses during the first six months of 2005 to $60,000. This represents a $92,000 decrease, or 60.53%, from the provision expense made during the same period of 2004. The net interest margin has decreased 12 basis points to 3.57% for the first six months of 2005 from that of the first six months of 2004, which was 3.69%. Management will continue to competitively price its loan and deposit products to maintain desired net interest spreads.




PROVISION AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                   2005    2004
                                                   (000 Omitted)

Allowance for loan losses beginning of the year   $1,088   $  893
   Loans charged-off during the year
      Real estate mortgages                           33        0
      Installment loans                               21       69
      Commercial and all other                         0       15
                                                  ------   ------
         Total charge offs                            54       84
                                                  ------   ------
   Recoveries of loans previously charged-off:
      Real estate mortgages                            0        0
      Installment loans                               12       24
      Commercial and all other                         0        0
                                                  ------   ------
         Total recoveries                             12       24
                                                  ------   ------
   Net loans charged-off (recovered)                  42       60
   Provision for loan losses charged to operations    60      152
                                                  ------   ------
         Allowance for loan losses, June 30       $1,106   $  985
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

NON-INTEREST INCOME AND EXPENSES

Total noninterest income for the first six months of 2005 increased $ 39,818 over totals for the first six months of 2004. This was due primarily to increased revenue produced by FNB Mortgage Brokers, Inc. and increasing income from the company's 20% investment in Community Bankers' Insurance Agency, LLC
(CBIA). FNB Mortgage Brokers, Inc. began operations in September 2003. Operating expenses for the period ended June 30, 2005, were $ 2,351,139, a $ 217,760 increase from the operating expenses incurred for the same period in 2004 of $2,133,379. This increase was mainly the result of increased personnel costs and costs associated with Sarbanes-Oxley compliance.

Our income tax provision for the first six months of 2005 was $ 265,373 as compared to $ 205,149 for the first six months of 2004. We continue to operate with a marginal tax rate of 34% during the first six months of 2005. The effective income tax rate for the first six months of 2005 was 26.93% compared to 26.50% for the first six months of 2004.

BALANCE SHEET AND EQUITY CHANGES

Total assets as of June 30, 2005, were $ 180,685,927, an increase of $ 21,762,248 from the period ended June 30, 2004, representing an increase of 13.69%. This increase was primarily due to an increase of $ 20,917,011 in total loans. Loan growth had initially been funded with deposit growth and increases in short-term borrowings. However, acquisition of the Hancock, Maryland branch of Hagerstown Trust Company on June 24, 2005, enabled a substantial reduction in the level of short-term borrowings. Borrowings as of June 30, 2005, were $ 21,531,290 compared to
$ 26,708,445 as of June 30, 2004.

Total equity as of June 30, 2005, was $ 15,509,887, 8.58% of total assets, as compared to $ 14,446,407, 9.09% of total assets as of June 30, 2004. The increase was due to retention of earnings and improvement in the market value of available-for-sale securities. During the past year, intermediate-term and long-term interest rates have remained steady or declined slightly despite the increase in short-term rates. The result has been an improvement in the overall market value of our securities portfolio.

The Company's risk based capital ratios continue to exceed regulatory minimum requirements.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in FNB Financial Corporation's annual report on Form 10-K for the year ended December 31, 2004.

Item 4 - CONTROLS AND PROCEDURES

The company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2005. Based on such evaluation, such officers have concluded that, as of June 30, 2005, the company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in the company's internal control over financial reporting or in other factors that could significantly affect such control during the second quarter of 2005.














                    PART II - OTHER INFORMATION

                  PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

          None

Item 2 - Changes in Securities

          None

Item 3 - Defaults Upon Senior Securities

          Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

          The annual meeting of the FNB Financial Corporation was held on April 26, 2005. Matters that were voted on by security holders were:

          1. Elect two Class 3 Directors for three-year terms expiring in 2008.
          2. Ratify the selection of Smith Elliott Kearns & Company, LLC as the independent accountants for the Corporation for the year ending December 31, 2005.
          3. Transact any other business that may properly come before the meeting.

          Directors that were re-elected at the annual meeting were:

               Terry L. Randall
               David A. Washabaugh, III

          Each director received affirmative votes representing a majority of the shares outstanding.

          Other directors whose terms were continued after the meeting were:

               Patricia A. Carbaugh
               Harry D. Johnston, D.O.
               Lonnie W. Palmer
               Harvey J. Culler
               John C. Duffey
               Craig E. Paylor

          Ratification of Smith Elliott Kearns & Company, LLC as the independent accountants for the Corporation for the year ending December 31, 2005 occurred, with affirmative votes representing a majority of the shares outstanding.

          No other matters were voted upon at the annual meeting.
Item 5 - Other Information

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




Date  August 4, 2005              /s/John C. Duffey
      ----------------            -------------------------------
                                  John C. Duffey, President
                                  and Director of the Company and
                                  President/CEO of the Bank
                                  (Duly Authorized Officer)



Date  August 4, 2005               /s/Brian F. McNamara
      ----------------            -------------------------------
                                  Brian F. McNamara
                                  Treasurer of the Company and
                                  Sr. Vice President/CFO of the Bank
                                  (Principal Financial &
                                   Accounting Officer)


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



Date: August 4, 2005                    By:  /s/John C. Duffey
      ----------------                  -----------------------
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


Date: August 4, 2005                    By:  /s/Brian F. McNamara
      ----------------                  -------------------------
                                        Brian F. McNamara
                                        Treasurer
                                        (Principal Financial
                                        Officer)



                                                     Exhibit 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Duffey, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                    /s/  John C. Duffey
                                    ---------------------------
                                    Chief Executive Officer
                                    August 4, 2005



                                                     Exhibit 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian F. McNamara, Treasurer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/  Brian F. McNamara
                                   ---------------------------
                                   Treasurer
                                   August 4, 2005



                                                       Exhibit 99

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of DirectorsFNB Financial Corporation
McConnellsburg, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of FNB Financial Corporation and Subsidiaries as of June 30, 2005 and the related consolidated statements of income for the three and six months ended June 30, 2005 and 2004 and consolidated statements of comprehensive income for the six months ended June 30, 2005 and 2004 and consolidated statements of cash flows for the six months ended June 30, 2005 and 2004. These financial statements are the responsibility of the corporation's management.

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




Chambersburg, Pennsylvania
August 4, 2005