Form 10-Q
period 2005-09-30
FNB FINANCIAL CORP /PA/
filed 2005-11-14
CIK 820222

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549-1004

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended              September 30, 2005

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

                         YES           NO   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                         YES           NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding at September 30, 2005
(Common stock, $0.315 par value)                  800,000

Page 1 of 28
                     FNB FINANCIAL CORPORATION

                               INDEX

                                                    Page
PART I  -  FINANCIAL INFORMATION

Item 1 - Financial Statements

        Condensed consolidated balance sheets -
          September 30, 2005 and December 31, 2004   4

        Condensed consolidated statements of income -
          Three months ended September 30, 2005 and 2004    5

        Condensed consolidated statements of income -
          Nine months ended September 30, 2005 and 2004     6

        Condensed consolidated statements of comprehensive
          income - Nine months ended September 30, 2005
          and 2004                                   7
        Condensed consolidated statements of cash flows -
          Nine months ended September 30, 2005 and 2004     8

        Notes to condensed consolidated financial
          Statements                                     9-10

Item 2 - Management's discussion and analysis of financial
          condition and results of operations           11-17

Item 3 - Quantitative and qualitative disclosures about
          market risk                                      18

Item 4 - Controls and procedures                           18


PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings                                 20
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                     20
Item 3.  Defaults Upon Senior Securities                   20
Item 4.  Submission of Matters to a Vote of
        Security Holders                                   20
Item 5.  Other information                                 20
Item 6.  Index to Exhibits                                 20

Signatures                                                 21

Exhibits                                                22-28


Page 2 of 28



















                  PART I - FINANCIAL INFORMATION




































Page 3 of 28

FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30,         December 31,
                                                         2005                  2004
                                                      (unaudited)           (audited*)
ASSETS:
Cash and Due from banks                                $     4,769,775      $     5,612,686
Interest-bearing deposits with banks                           495,721              195,131
Investment Securities
   Held-to-maturity (Market value - 2005
      $ 206,624; 2004 $ 253,216)                               208,620              255,170
   Available-for-sale                                       32,255,770           39,831,248
   Federal Reserve, Atlantic Central Banker's
      Bank and Federal Home Loan Bank Stock                  1,625,000            1,746,700
Loans                                                      136,631,832          113,639,286
Less:  Allowance for loan losses                      (     1,134,065)     (     1,087,755)
                                                       ---------------      ---------------
Loans, net                                                 135,497,767          112,551,531
 Bank building, equipment, furniture and
   fixtures, net                                             3,086,924            3,205,810
 Accrued interest receivable                                   660,989              589,724
 Deferred income taxes                                         283,806              130,783
 Cash surrender value of life insurance                      2,874,028            2,823,035
 Intangible assets                                           2,169,980            1,153,913
 Other assets                                                1,160,111              784,923
                                                       ---------------      ---------------
         Total Assets                                  $   185,088,491      $   168,880,654
                                                       ===============      ===============
LIABILITIES :
Deposits:
 Demand deposits                                       $    24,237,118      $    19,025,816
 Savings deposits                                           42,488,358           39,624,814
 Time certificates                                          74,613,755           69,214,188
 Other time deposits                                           690,393              283,521
                                                       ---------------      ---------------
      Total deposits                                       142,029,624          128,148,339
Accrued interest payable & other liabilities                 1,268,955              811,837
Liability for other borrowed funds                          26,126,212           24,434,759
Dividends payable                                              168,000              280,000
                                                       ---------------      ---------------
      Total Liabilities                                    169,592,791          153,674,935
                                                       ---------------      ---------------
STOCKHOLDERS' EQUITY:
Capital stock, Common, par value $ 0.315;
 6,000,000 shares authorized; 800,000
 outstanding                                                   252,000              252,000
Additional paid-in capital                                   1,789,833            1,789,833
Retained earnings                                           13,535,749           13,034,620
Accumulated other comprehensive income (loss)         (        81,882)              129,266
                                                       ---------------      ---------------
   Total Stockholders' Equity                               15,495,700           15,205,719
                                                       ---------------      ---------------
      Total Liabilities & Stockholders' Equity         $   185,088,491      $   168,880,654
                                                       ===============      ===============

*Condensed from audited financial statements.

 The accompanying notes are an integral part of these
            condensed financial statements.
Page 4 of 28

     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          Three Months Ended September 30, 2005 and 2004
                            (UNAUDITED)

                                                       2005          2004
Interest & Dividend Income
Interest & fees on loans                             $2,141,262     $1,788,162
   Interest on investment securities:
       Obligations of other U.S. Government Agencies    252,255        296,732
       Obligations of State & Political                  85,914        109,154
Subdivisions
   Interest on deposits with banks                        3,994          4,336
   Dividends on Equity Securities                        13,424          6,503
   Interest on federal funds sold                             0             92
                                                     ----------     ----------
          Total Interest & Dividend Income            2,496,849      2,204,979
                                                     ----------     ----------
Interest Expense
   Interest on deposits                                 751,794        658,372
   Interest on other borrowed money                     236,072        172,187
                                                     ----------     ----------
          Total interest expense                        987,866        830,559
                                                     ----------     ----------
          Net interest income                         1,508,983      1,374,420
   Provision for loan losses                             30,000         54,000
                                                     ----------     ----------
          Net interest income after provision
             for loan losses                          1,478,983      1,320,420
                                                     ----------     ----------
Other income
   Service charges on deposit accounts                  136,954        134,264
   Other service charges, collection & exchange
      charges, commissions and fees                     102,232        131,489
   Other income                                          29,670         25,609
   Net securities gains/(losses)                         54,280              0
                                                     ----------     ----------
          Total other income                            323,136        291,362
                                                     ----------     ----------
Operating expenses
   Salaries and employee benefits                       629,145        546,671
   Occupancy and equipment expense                      237,916        170,951
   Other operating expenses                             582,516        414,580
                                                     ----------     ----------
          Total operating expense                     1,449,577      1,132,202
                                                     ----------     ----------
   Income before income taxes                           352,542        479,580
   Applicable income taxes                               99,478        121,000
                                                     ----------     ----------
          Net income                                 $  253,064     $  358,580
                                                     ==========     ==========
Earnings per share of Common Stock:
   Net income per share                              $     0.32     $     0.45
Cash dividend declared per share                     $     0.21     $     0.17
Weighted average number of shares outstanding           800,000        800,000

       The accompanying notes are an integral part of these
                  condensed financial statements.
Page 5 of 28

     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           Nine Months Ended September 30, 2005 and 2004
                            (UNAUDITED)

                                                           2005            2004
Interest & Dividend Income
   Interest & fees on loans                            $   5,963,476    $   5,255,107
   Interest on investment securities:
      Obligations of other U.S. Government Agencies          819,232          679,146
      Obligations of State & Political Subdivisions          287,995          325,328
   Interest on deposits with banks                            12,766           10,019
   Dividends on Equity Securities                             42,662           22,890
   Interest on federal funds sold                                  0              695
                                                       -------------    -------------
          Total Interest & Dividend Income                 7,126,131        6,293,185
                                                       -------------    -------------
Interest Expense
   Interest on deposits                                    2,079,988        1,956,361
   Interest on other borrowed money                          716,840          439,190
                                                       -------------    -------------
          Total interest expense                           2,796,828        2,395,551
                                                       -------------    -------------
          Net interest income                              4,329,303        3,897,634
   Provision for loan losses                                  90,000          206,000
                                                       -------------    -------------
          Net interest income after
          provision for loan losses                        4,239,303        3,691,634
                                                       -------------    -------------
Other income
   Service charges on deposit accounts                       343,442          329,766
   Other service charges, collection & exchange
      charges, commissions and fees                          339,061          336,459
   Other income                                              147,871           82,159
   Net securities gains/(losses)                              69,019           79,417
                                                       -------------    -------------
          Total other income                                 899,393          827,801
                                                       -------------    -------------
Operating expenses
   Salaries and employee benefits                          1,865,594        1,626,705
   Occupancy and equipment expense                           561,794          515,451
   Other operating expenses                                1,373,328        1,123,425
                                                       -------------    -------------
          Total operating expenses                         3,800,716        3,265,581
                                                       -------------    -------------
   Income before income taxes                              1,337,980        1,253,854
   Applicable income taxes                                   364,851          326,149
                                                       -------------    -------------
          Net income                                   $     973,129    $     927,705
                                                       =============    =============
Earnings per share of Common Stock:
   Net income per share                                $        1.22    $        1.16
Cash dividend declared per share                       $        0.59    $        0.47
Weighted average number of shares outstanding                800,000          800,000

       The accompanying notes are an integral part of these
                  condensed financial statements.
Page 6 of 28

     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY

     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           Nine Months Ended September 30, 2005 and 2004
                            (UNAUDITED)

                                                           2005            2004
Net Income                                               $  973,129        $  927,705
                                                         -----------      -----------
Other Comprehensive:
   Gross unrealized holding gains (losses)              (   250,902)     (   131,767)
   Reclassification adjustment for(gains)losses
      realized in net income                            (    69,019)     (    79,417)
                                                        ------------     ------------
   Net unrealized holding gains(losses)before taxes     (   319,921)     (   211,184)
   Tax effect                                               108,773            71,803
                                                         -----------     ------------
   Other comprehensive income (loss)                    (   211,148)     (   139,381)
                                                         ----------        ----------
Comprehensive income (loss)                              $  761,981        $  788,324
                                                         ===========      ===========


































       The accompanying notes are an integral part of these
                  condensed financial statements.
Page 7 of 28

     FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine Months Ended September 30, 2005 and 2004
                            (UNAUDITED)

                                                               2005            2004
Cash flows from operating activities:
   Net income                                               $    973,129    $    927,705
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation & amortization                             354,492         240,707
         Provision for loan losses                                90,000         206,000
         Increase in cash surrender value of life
            insurance                                      (      50,993) (      54,681)
         Net (gain) on sales of investments                (      69,019) (      79,417)
         Net loss on disposal of equipment                        36,298               0
         (Increase) in accrued interest receivable         (      71,265) (     125,243)
         Increase (decrease) in accrued interest
            payable and other liabilities                        457,118         357,564
         (Increase) decrease in other assets               (     386,010) (     161,315)
                                                            ------------    ------------
Net cash provided by operating activities:                     1,333,750       1,311,320
                                                            ------------    ------------
Cash flows from investing activities:
   Net (increase) decrease in interest-
      bearing deposits with banks                          (     300,590)       245,392
   Purchases of Available-for-sale securities                          0  (  19,413,310)
   Proceeds from maturities and calls of securities            5,477,652       3,425,146
   Proceeds sale of available-for-sale securities              1,893,475       5,986,028
   Net (increase) decrease in other real estate owned      (      57,429)             0
   Net (increase) decrease in loans                        (  23,036,235) (   8,613,412)
   Purchases of bank premises & equipment (net)            (     170,783) (     197,354)
   (Purchase) sale of other bank stock                           121,700  (     584,500)
                                                            -------------  -------------
Net cash (used) by investing activities                    (  16,072,210) (  19,152,010)
                                                            ------------    ------------
Cash flows from financing activities:
   Net increase (decrease) in deposits                           406,685  (     709,230)
   Purchase of deposits                                       12,381,410       8,971,683
   Net increase (decrease) in other borrowings                 1,691,454      10,675,759
   Cash dividends paid                                     (     584,000) (     512,000)
                                                            ------------    ------------
Net cash provided (used) by financing activities              13,895,549      18,426,212
                                                            -------------  ------------
Net increase (decrease) in cash & cash equivalents         (     842,911)       585,522
Cash & cash equivalents, beginning balance                     5,612,686       3,495,604
                                                            ------------    ------------
Cash & cash equivalents, ending balance                     $  4,769,775    $  4,081,126
                                                            ============    ============
Supplemental schedule of non cash investing and
 financing activities:
  Acquisition of Deposits:
   Liability assumed for deposits acquired                  $ 13,474,600    $ 10,039,743
   Acquisition (premium) discount                                         (   1,068,060)
                                                           (   1,093,190)
                                                            ------------    ------------
   Cash received for deposits acquired                      $ 12,381,410    $  8,971,683
                                                            ============    ============
   Acquisition of loans                                     $    881,947    $          0
                                                            ============    ============

       The accompanying notes are an integral part of these
                  condensed financial statements.

                     FNB FINANCIAL CORPORATION

                        SEPTEMBER 30, 2005
                            (UNAUDITED)

        REVIEW OF INTERIM FINANCIAL STATEMENTS

        The condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2005 and 2004 have been reviewed by independent certified public accountants. Their report on their review is attached as Exhibit 99 to this 10-Q.


NOTE 1 - BASIS OF PRESENTATION

        The financial information presented at and for the nine months ended September 30, 2005 and September 30, 2004 is unaudited. Information presented at December 31, 2004, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

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

        Entry into a Material Definitive Agreement

        On September 21, 2005, FNB Financial Corporation ("FNB") the parent company of The First National Bank of McConnellsburg and Tower Bancorp, Inc. ("Tower") the parent company of The First National Bank of Greencastle signed a definitive agreement to combine their companies.

        Pursuant to the terms of the agreement, FNB shareholders will be entitled to receive either 0.8663 shares of Tower common stock or $ 39.00 for each share of FNB common stock. Each share holder of FNB will have the ability to elect to receive shares of Tower common stock for a portion of their shares and cash for the remaining portion of their shares. Shareholder elections will be subject to allocation procedures, which are intended to ensure that a minimum 85% of the outstanding FNB common stock will be converted into shares of Tower common stock and up to 15% of the FNB common stock will be paid in cash. The total value of the merger is valued at approximately $ 31.2 million.

        The merger is subject to shareholder approvals by FNB and Tower shareholders and customary regulatory approvals. Directors and executive officers of FNB holding approximately 150,940 shares (18.8% of the outstanding FNB shares) have agreed to vote their shares in favor of the merger pursuant to individually signed voting agreements. FNB expects to circulate a proxy statement and other relevant documents once they become available.

        The merger is expected to close late in the first quarter or early second quarter of 2006.

        A copy of the merger agreement was attached to Form 8-K filed September 23, 2005 by FNB with the Securities and Exchange Commission.

FNB FINANCIAL CORPORATION
ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


INTRODUCTION

Some of the matters discussed below include forward-looking statements. Forward-looking statements, including statements as to industry tends, future expectations and other matters that do no relate strictly to historical facts, are based on certain assumptions by management, and are often identified by words or phrases such as "anticipated", "believe", "except", "intend", "seek", "plan", "objective", "trend", and "goal". Forward-looking statements are subject to various assumptions, risks, and uncertainties, which change over time, and speak only as of the date they are made. Our actual results and the actual outcome of our expectation and strategies could be different from those anticipated or estimated for the reasons under the heading "Information Regarding Forward-Looking Statements." The Company undertakes no obligation to update any forward-looking statements.

SUMMARY

Net income for the first nine months of 2005 was $ 973,129 compared to $ 927,705, for the first nine months of 2004. This represents an increase of $ 45,424 or 4.90% from 2004. Net income on an adjusted per share basis for the first nine months of 2005 was $ 1.22 which is an increase of $ 0.06 from the $ 1.16 per share for the nine months ended September 30, 2004.

Net income for the three months ended September 30, 2005 was $ 253,064 compared to $ 358,580 for the same three-month period ended September 30, 2004. This represents a decrease of $ 105,516 or 29.4% from 2004. The decrease is primarily attributable to costs related to compliance with the Sarbanes-Oxley Act, and to costs related to the acquisition of the Farmers & Merchant's branch deposits and the Hagerstown Trust Company branch, both of which are in Hancock, Maryland.

CRITICAL ACCOUNTING POLICIES

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within these statements is, to a significant extent, based on measurements of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one element in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors that are used. In addition, GAAP itself may change from one previously-acceptable method to another method. Although the economics of the transactions would be the same, the timing of events that would impact the transactions could change.

The allowance for loan losses is an estimate of the losses that may be sustained in the Company's loan portfolio. The allowance for loan losses is based on two accounting principles: (1) Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, which requires that losses be accrued when their occurrence is probable and they can be estimated, and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company's allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses historical experience factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss would be realized on its disposition. The sum of the losses on the individual loans becomes the Company's specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company's market. As the loans which are affected by these events are identified, or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or formula allowances. The Notes to the Consolidated Financial Statements provide additional information related to the allowance for loan losses.

NET INTEREST INCOME

Total interest and dividend income for the first nine months of 2005 was $ 7,126,131 compared to $ 6,293,185 for the first nine months of 2004, an increase of $ 832,946 or 13.2%.

This increase was due primarily to an increase in interest and fees on loans of $ 708,369 and an increase in income from investments of $ 102,753. The increase in interest and fees on loans is attributable primarily to an increase in loan balances. Total loans have grown 20.23% from September 30, 2004 to September 30, 2005. Yields on loans have declined in 2005 due to higher rate loans maturing and being replaced with lower rate loans. The result of the decline in yields has been an increase in interest and fees on loans of only 13.48% for the nine months ended September 30, 2005 versus the nine months ended September 30, 2004, despite an increase of 20.23% in loan balances over the same period.

Total interest and dividend income for the three months ended September 30, 2005 was $ 2,496,849 compared to $ 2,204,979 for the same three-month period ended September 30, 2004. This represents an increase of $ 291,870, or 13.2% and is attributable primarily to higher loan levels.

This increase was due primarily to an increase in interest and fees on loans of $ 353,100. Income from investments declined $ 61,230 due primarily to a decrease in volume. The increase in interest and fees on loans was attributable primarily to an increase in loan volume. Total loans averaged $ 130,884,591 for the three monthly ended September 30, 2005. This represents an increase of $ 22,877,059, or 21.2%, from the average of total loans for the three months ended September 30, 2004 of $ 108,007,532. Yields on loans declined in 2005 due to higher rate loans maturing and being replaced with lower rate loans. The yield on total loans decreased from 6.62% for the three months ended September 30, 2004 to 6.54% for the three months ended September 30, 2005.

Interest expense, which consists of interest paid on deposits and borrowings, for the nine months ended September 30, 2005, was $ 2,796,828, an increase of $ 401,277 from the $ 2,395,551 for the same period in 2004. From September 30, 2004 to September 30, 2005, deposit liabilities and other borrowed funds increased 10.21%. However, due to higher costs for these funds, total interest expense increased 16.75%. The average cost of borrowing increased by 80 basis points.

Interest expense for the three months ended September 30, 2005 was $ 987,866 compared to $ 830,559 for the same three-month period ended September 30, 2004. This represents an increase of $ 157,307, or 18.9%. The increase is due primarily to an increase in deposit levels associated with branch acquisitions and an increase in short-term interest rates. The average cost of borrowing increased by 146 basis points.

The net interest margin has increased 5 basis points to 3.46% for the first nine months of 2005 from that of the first nine months of 2004, which was 3.41%. Management will continue to competitively price its loan and deposit products to maintain desired net interest spreads.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

Provision for loan losses decreased from $ 206,000 during the first nine months of 2004, to $90,000 during the first nine months of 2005. This represents a decrease of 56.31% between the two periods.

Activity in the allowance for loan losses is summarized as follows:

                                                              Nine Months               Three Months
                                                                Ended                      Ended
                                                     9/30/2005     9/30/2004     9/30/2005    9/30/2004
                                                                  (000 Omitted)

Allowance for loan losses beginning of the period     $1,088        $  893          $ 1,106     $   985
the period
   Loans charged-off during the year
      Real estate mortgages                               33             0                0           0
      Installment loans                                   25            86                4          17
      Commercial and all other                             0            38                0          23
                                                      ------        ------          -------     -------
         Total charge offs                                58           124                4          40
                                                      ------        ------          -------     -------
   Recoveries of loans previously
charged-off:
      Real estate mortgages                                0             0                0           0
      Installment loans                                   14            58                2          34
      Commercial and all other                             0             0                0           0
                                                      ------        ------          -------      ------
         Total recoveries                                 14            58                2          34
                                                      ------        ------          -------      ------
   Net loans charged-off (recovered)                      44            66                2           6
   Provision for loan losses charged to operations        90           206               30          54
                                                      ------        ------          -------      ------
         Allowance for loan losses, September 30      $1,134        $1,033          $ 1,134      $1,033
                                                      ======        ======          =======      ======

Page 13 of 28

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

In addition to the aforementioned internal loan review, the Bank engaged an outside Firm to conduct an independent loan review during the first quarter of 2005 in order to validate the methodologies used internally and to independently test the adequacy of the Allowance for Loan Losses.

Delinquencies are well below peer group averages and management is not aware of any problem loans that are indicative of trends, events, or uncertainties that would significantly impact operations, liquidity or capital.

NON-INTEREST INCOME AND EXPENSES

Total non-interest income for the first nine months of 2005 increased $ 71,592 over totals for the first nine months of 2004. This was due primarily to an increase in deposit levels stemming from the two branch acquisitions in Hancock, Maryland in June, 2004 and June, 2005. Operating expenses for the period ended September 30, 2005, were $ 3,800,716, a $ 535,135 increase from the operating expenses incurred for the same period in 2004 of $3,265,581. This increase was mainly the result of costs associated with branch acquisitions, increased regulatory costs, and increased personnel costs, supplies, assessments, and other expenses associated with higher deposit levels.

Total non-interest income for the three months ended September 30, 2005 was
$ 323,136 compared to $ 291,362 for the same three-month period ended September 30, 2004. This represents an increase of $ 31,774 or 10.9%. This increase was primarily attributable to an increase in deposit levels stemming from the two branch acquisitions in Hancock, Maryland in June, 2004 and June, 2005. Operating expenses for the three months ended September 30, 2005 were $ 1,449,577 compared to $ 1,132,202 for the same three-month period ended September 30, 2004. This represents an increase of $ 317,375 or 28.0%. This increase is primarily attributable to costs related to compliance with the Sarbanes-Oxley Act, and to costs related to the acquisition of the Farmers & Merchant's branch deposits and the Hagerstown Trust Company branch, both of which are in Hancock, Maryland.

Our income tax provision for the first nine months of 2005 was $ 364,851 as compared to $ 326,149 for the first nine months of 2004. We continue to operate with a marginal tax rate of 34% during the first nine months of 2005. The effective income tax rate for the first nine months of 2004 was 27.27% compared to 26.01% for the first nine months of 2004.

BALANCE SHEET AND EQUITY CHANGES

In June, 2004, the bank acquired the deposits of F&M Trust of Hagerstown Maryland's Hancock Office. The purchase resulted in additional deposits of approximately $ 10 million. In June, 2005, the bank acquired the deposits of Hagerstown Trust's Hancock, Maryland Office. The purchase resulted in additional deposits of approximately $ 13 million.

Total assets as of September 30, 2005, were $ 185,088,491, an increase of $ 17,413,319 from the period ended September 30, 2004, representing an increase of 10.4%. This increase was primarily due to the acquisition of the deposits of Hagerstown Trust's Hancock, Maryland Office. The increase was also due to increased borrowings. Borrowings as of September 30, 2005, were $ 26,126,212 compared to $ 25,356,751 as of September 30, 2004.

CAPITAL RESOURCES

The company continues to be a well-capitalized financial institution. Total shareholders' equity at September 30, 2005 was $ 15,495,700, reflecting a percentage of total assets of 8.37%, as compared to $ 15,131,464 and 9.0% at September 30, 2004. The common stock's book value increased $0.46 or 2.4% to $ 19.37 per share at September 30, 2005 from $ 18.91 per share at September 30, 2004.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier I capital consists of total shareholders' equity plus qualifying trust preferred securities outstanding less net unrealized holding gains and losses on available-for-sale securities, goodwill and other intangible assets. Total capital is comprised of Tier I capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier I capital. Financial institutions must maintain a Tier I risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier I leverage ratio of at least 4%. The Company's Tier I risk-based capital ratio was 10.60% at September 30, 2005 compared to 12.75% at September 30, 2004. The Company's total risk-based capital ratio was 11.50% at September 30, 2005 compared to 13.72% at September 30, 2004. The Company's Tier I leverage ratio was 7.47% at September 30, 2005 compared to 8.51% at September 30, 2004. The Company monitors these ratios on a monthly basis and has several strategies, including without limitation, the issuance of trust preferred securities and sale of investment securities, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available-for-sale, and loans maturing within one year. At September 30, 2005, liquid assets totaled $ 52,134,000 compared to $ 59,820,000 at September 30, 2004. These amounts represent 30.7% and 39.2% of total liabilities at September 30, 2005 and September 30, 2004, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns, maturities, calls and sales. Also, the company maintains short-term and long-term borrowing arrangements with larger financial institutions as an additional source of liquidity. The primary source of borrowed funds is the Federal Home Loan Bank of Pittsburgh. The Company's senior management monitors the liquidity position regularly and attempts to maintain a position that utilizes available funds most efficiently.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in Part I of this Quarterly Report on Form 10-Q, the discussion in the Quarterly Report contains certain forward-looking statements. Forward-looking statements, including statements as to industry trends, future expectation and other matters that do not relate strictly to historical facts, are based on certain assumptions by management, and are often identified by words or phrases such as "anticipated", "believe", "except", "intend", "seek", "plan", "objective", "trend", and "goal".

Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance. In addition to factors mentioned elsewhere in this Quarterly Report or previously disclosed in our SEC reports (accessible on the SEC's website at www.sec.gov), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance: general political and economic conditions may be less favorable than expected; developments concerning credit quality in various corporate lending industry sectors as well as consumer and other types of credit may result in an increase in the level of our provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses; customer borrowing, repayment, investment, and deposit practices generally may be less favorable than anticipated; interest rate and currency fluctuations, equity and bond market fluctuations; inflation may be greater than expected; the mix of interest rates and maturities of our interest earning assets and interest bearing liabilities (primarily loans and deposits) may be less favorable than expected; competitive product and pricing pressures among financial institutions within our markets may increase; legislative or regulatory developments, including changes in laws or regulations concerning taxes, banking, securities, capital requirements and risk-based capital guidelines, reserve methodologies, deposit insurance and other aspects of the financial services industry, may adversely affect the businesses in which we are engaged or our financial results; legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving the Company and its subsidiaries, could adversely affect the Company or the financial services industry generally; pending and proposed changes in accounting rules, policies, practices, and procedures could adversely affect our financial results; instruments and strategies used to manage exposure to various types of market and credit risk could be less effective than anticipated, and we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk; terrorist activities or other hostilities, including the situation surrounding Iraq, may adversely affect the general economy, financial and capital markets, specific industries, and the Company; and technological changes, including the impact of the Internet on our businesses, may be more difficult or expensive than anticipated.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in FNB Financial Corporation's annual report on Form 10-K for the year ended December 31, 2004.

ITEM 4 - CONTROLS AND PROCEDURES

The company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2005. Based on such evaluation, such officers have concluded that, as of September 30, 2005, the company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by FNB Financial Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS

There were no changes in FNB Financial Corporation's internal controls over financial reporting (as defined in Rule 13a-15 or Rules 15d-15 under the Securities Act of 1934, as amended) during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, FNB Financial Corporation's internal control over financial reporting.

                    PART II - OTHER INFORMATION

                  PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

          None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3 - Defaults Upon Senior Securities

          Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

          Not Applicable

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




Date November 10,2005          /s/John C. Duffey
                               John C. Duffey, President
                               and Director of the Company and
                               President/CEO of the Bank
                               (Duly Authorized Officer)



Date November 10,2005           /s/Brian F. McNamara
                                Brian F. McNamara, Treasurer
                               (Principal Financial &
                                Accounting Officer)

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



Date: November 10,2005             By:  /s/John C. Duffey
                                        John C. Duffey, President/CEO
                                        (Principal Executive Officer)

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


Date: November 10,2005             By:  /s/Brian F. McNamara
                                    Brian F. McNamara, Treasurer
                                   (Principal Financial Officer)

Exhibit 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Duffey, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                    /s/  John C. Duffey
                                    Chief Executive Officer
                                    November 10, 2005

Exhibit 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of FNB Financial Corporation (the "Company") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian F. McNamara, Treasurer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)  The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                   /s/  Brian F. McNamara
                                   Treasurer
                                   November 10, 2005

                                                       EXHIBIT 99

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of DirectorsFNB Financial Corporation
McConnellsburg, Pennsylvania


     We have reviewed the accompanying consolidated balance sheet of FNB Financial Corporation and Subsidiaries as of September 30, 2005 and the related consolidated statements of income for the three and nine months ended September 30, 2005 and 2004 and consolidated statements of comprehensive income for the nine months ended September 30, 2005 and 2004 and consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004. These financial statements are the responsibility of the corporation's management.

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

     We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of FNB Financial Corporation and Subsidiaries as of December 31, 2004, and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2005, we expressed and unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                         /s/ Smith Elliott Kearns & Company, LLC
                         SMITH ELLIOTT KEARNS & COMPANY, LLC





Chambersburg, Pennsylvania
November 3, 2005