Form 10-K
period 2005-12-31
FNB FINANCIAL CORP /PA/
filed 2006-03-31
CIK 820222

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
                                       OR
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________TO_________

                        Commission File Number 033-66014

                            FNB FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

Pennsylvania                     33-66014                       23-2466821
------------------        -----------------------           ------------------
(State or other                (Commission                  (IRS Employer
jurisdiction of                File Number)                 Identification No.)
incorporation)

 101 Lincoln Way West, McConnellsburg, Pennsylvania                   17233
 -----------------------------------------------------------------------------
            (Address of principal executive offices)                 (Zip Code)

                                 (717) 485-3123
              (Registrant's telephone number,including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |X|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|       No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-k not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes|X| No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer |_|  Accelerated Filer |_| Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |_| No |X|

The issuer's revenues for its most recent fiscal year were $10,877,932.

The aggregate market value of the common equity held by non-affiliates was $23,867,435 as of March 24, 2006, based on a sales price of $36.25 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold in over the counter trading on March 24, 2006.

The number of shares outstanding of the issuer's Common Stock, $0.315 par value, was 800,000 as of March 24, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2005, which is filed as an exhibit to this Annual Report on Form 10-K, are incorporated by reference in Part II of this Annual Report on Form 10-K.

                                     PART I

Item 1. Business

                      BUSINESS OF FNB FINANCIAL CORPORATION

      FNB Financial Corporation, a Pennsylvania business corporation, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). FNB Financial Corporation was incorporated on June 22, 1987, under the business corporation law of the Commonwealth of Pennsylvania for the purpose of becoming a bank holding company. Since commencing operations, FNB Financial Corporation's business has consisted primarily of managing and supervising The First National Bank of McConnellsburg (the "Bank")and its principal source of income has been dividends paid by the Bank. FNB Financial Corporation has two wholly-owned subsidiaries, the Bank and FNB Mortgage Brokers, Inc.

      FNB Financial Corporation's principal activities consist of owning and supervising The First National Bank of McConnellsburg, which engages in a full service commercial and consumer banking business. FNB Financial Corporation, through The First National Bank of McConnellsburg, derives substantially all of its income from the furnishing of banking and banking-related services.

      In the second quarter of 2003, FNB Financial Corporation formed FNB Mortgage Brokers, Inc., a Pennsylvania corporation. FNB Mortgage Brokers, Inc. is a wholly-owned subsidiary of FNB Financial Corporation that primarily brokers secondary mortgage loans in the Pennsylvania and Maryland markets. On August 29, 2003, FNB Mortgage Brokers, Inc. acquired substantially all the assets of MMI Mortgage Brokers, Inc.

                BUSINESS OF FIRST NATIONAL BANK OF MCCONNELLSBURG

General

      The Bank was established in 1906 as a national banking association under the supervision of the Comptroller of the Currency. The Bank is a member of the Federal Reserve System and customers' deposits held by the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law. The Bank is engaged in a full service commercial and consumer banking business including the acceptance of time and demand deposits and the making of secured and unsecured loans. The Bank provides its services to individuals, corporations, partnerships, associations, municipalities, and other governmental bodies.

      As of December 31, 2005, the Bank had three (3) branch offices and a stand alone drive-up ATM located in Fulton County, Pennsylvania; a branch office facility located in Fort Loudon, Franklin County, Pennsylvania; and a branch office facility located in Hancock, Washington County, Maryland. The Bank purchased and assumed the deposits, real estate, and building of the Fort Loudon branch office of Dauphin Deposit Bank located in Franklin County, Pennsylvania in 1995. In an effort to increase the Bank's penetration of the Washington County, Maryland and Morgan County, West Virginia markets, on July 16, 2004, the Bank purchased and assumed the deposits of the Hancock branch office of Farmers & Merchants Bank & Trust located in Washington County, Maryland. The First National Bank of McConnellsbug leased space from a supermarket located in Hancock, Maryland and opened its first interstate branch office. In June 2005, The First National Bank of McConnellsbug purchased and assumed the deposits, real estate and building of the Hancock branch of Hagerstown Trust. Shortly thereafter, The First National Bank of McConnellsbug consolidated the assets of its two Hancock branch offices and terminated the lease at the supermarket branch. The First National Bank of McConnellsurg currently operates a branch facility in Hancock, Maryland located at 131 West Main Street and is known as "Hancock Community Bank, a division of The First National Bank of McConnellsburg". The First National Bank of McConnellsburg incurred no additional costs related to terminating the subject lease.

      The Bank expanded its main office facilities located at 110 Lincoln Way West in downtown McConnellsburg, Fulton County, Pennsylvania to allow for larger customer service, loan department, and data processing areas in 1996. In February 1999, the Bank purchased property adjacent to the main office facility. The Bank razed the building located on the adjacent site during 2004 to provide additional parking for the main office facility and to prepare the site for potential future expansion.

Market Area

      Our primary market area includes all of Fulton County, Pennsylvania; portions of Huntingdon, Bedford, and Franklin Counties in Pennsylvania; portions of Washington County, Maryland; and portions of Morgan County, West Virginia.

Competition

      The banking business is highly competitive. Our primary competitor is a one-bank holding company headquartered in McConnellsburg, Pennsylvania which has 7 branches located throughout Fulton, Franklin, and Huntingdon Counties in Pennsylvania. Also, in this market area we compete with regionally-based commercial banks , savings banks, savings and loan associations, consumer finance companies, money market funds, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and with issuers of commercial paper and other securities.

      The First National Bank of McConnellsburg faces substantial competition in originating, both commercial and consumer loans. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of its competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs.

      In attracting business and consumer deposits, The First National Bank of McConnellsburg faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of The First National Bank of McConnellsburg's competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more convenient branch locations.

      The First National Bank of McConnellsburg also competes with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations which may offer more favorable terms. Some of its non-bank competitors are not subject to the same extensive regulations that govern its banking operations. As a result, such non-bank competitors may have advantages over The First National Bank of McConnellsburg in providing certain products and services. This competition may reduce or limit its margins on banking services, reduce its market share and adversely affect our earnings and financial condition.

      We meet these competition challenges by developing and promoting our locally-owned community bank image, by offering friendly and professional customer service, and by striving to maintain competitive interest rates for both loans and deposits.

Lending Activities

Loan Portfolio

      We make loans to both individual consumers and commercial entities. The types offered include auto, personal, mortgage, home equity, school, home repair, small business, commercial, and home construction loans. Within these loan types, we make installment loans, which have set payments allowing the loan to be amortized over a fixed number of payments; demand loans, which have no fixed payment and which are payable in full on demand and are normally issued for a term of less than one year; and mortgage loans, which are secured with marketable real estate and have fixed payment amounts for a pre-established payment period.

      We have adopted the following loan-to-value ratios, in accordance with standards adopted by our bank supervisory agencies:

               Loan Category                                 Loan-to-Value Limit

      Raw Land                                                      65%
      Land Development                                              75%
      Construction:                                                 80%
         Commercial, Multifamily and
         other Nonresidential, and 1 to 4
         Family Residential

      Improved Property                                             85%
      Owner-occupied 1 to 4 Family and                              90%
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

      Loan Portfolio composition as of December 31, 2005 and December 31, 2004, on page 15 of the annual shareholders report for the year ended December 31, 2005, is incorporated herein by reference.

Asset Quality

      Maturities of loans as of December 31, 2005 on page 15 of the annual shareholders report for the year ended December 31, 2005, are incorporated herein by reference. Nonperforming loans consist of nonaccruing loans and loans 90 days or more past due. Nonaccruing loans are comprised of loans that are no longer accruing interest income because of apparent financial difficulties of the borrower. Interest on nonaccruing loans is recorded when received only after past due principal and interest are brought current. Our general policy is to classify loans as nonaccrual when they become past due in principal and interest for over 90 days and collateral is insufficient to allow continuation of interest accrual. At that time, the accrued interest on the nonaccrual loan is reversed from the current year earnings and interest is not accrued until the loan has been brought current in accordance with contractual terms.

      Nonaccrual, Past Due and Restructured Loans as of December 31, 2005, December 31, 2004, and December 31, 2003 on page 17 of the annual shareholders report for the year ended December 31, 2005, are incorporated herein by reference.

Allowance for Loan Losses

      The Allowance for Loan Losses is maintained at a level to absorb potential future loan losses contained in the loan portfolio and is reviewed by us pursuant to internal procedures on a quarterly basis.

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

            POOL #2 Commercial and Industrial

            POOL #3 Commercial and Industrial - Real Estate Secured

            POOL #4 Consumer Demand and Installment

            POOL #5 Consumer Mortgage and Home Equity

      Lines of credit and non-secured commercial loans with balances of $ 100,000 and over are individually reviewed. Also, loans that are 90 days or more past due or have been previously classified as substandard are individually reviewed. Allocations to the Allowance for Loan Losses are based upon classifications assigned to those loans, which are consistent with OCC regulatory guidelines and are as follows:

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

      Pools #2 through #5, constituting the non-classified loans, are evaluated as groups with allocations made to the allowance based on historical loss experience, current and anticipated trends in delinquencies, and general economic conditions within the bank's trading area.

      In addition to the aforementioned internal loan review, the Bank engages an outside firm to annually conduct an independent loan review in order to validate the methodologies used internally and to independently test the adequacy of the Allowance for Loan Losses.

      The Allowance for Loan Losses is increased by provisions charged to operating expenses and is reduced by net charge-offs. Our basis for the level of the Allowance and the annual provisions is our evaluation of the loan portfolio, current and projected domestic economic conditions, the historical loan loss experience, present and prospective financial condition of the borrowers, the level of nonperforming assets, best and worst case scenarios of possible loan losses and other relevant factors. While we use available information to make such evaluations, future adjustments of the Allowance for Loan Losses may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Loans are charged against the Allowance for Loan Losses when we believe collection of the principal is unlikely.

      Activity in the Allowance for Loan Losses and a breakdown of the Allowance for Loan Losses as of December 31, 2005 and December 31, 2004, on page 16 and 17 of the annual shareholders report for the year ended December 31, 2005, are incorporated herein by reference.

      Although loans secured by residential and non-residential mortgages comprise approximately 86% of the entire loan portfolio, until recently these mortgages have historically resulted in little or no loss. The allocation of the Allowance for Loan Losses for these mortgages is based upon our historical experience. Historically, commercial, industrial, and agricultural loans are riskier, so our allocation of the Allowance for Loan Losses for commercial, industrial, and agriculture loans has been set accordingly.

Deposits

      Deposits are the major source of our funding. We offer a broad array of deposit products that include demand, NOW, money market and savings accounts as well as certificates of deposit. Our time certificates of deposit of $ 100,000 or more as of December 31, 2005 and December 31, 2004, totaled $16,301,000 and $14,922,000, respectively. We believe that we pay competitive rates on our interest bearing deposits. As a relationship-oriented organization, we generally seek to obtain deposit relationships with our loan clients.

      Maturities and rate sensitivity of total interest bearing liabilities as of December 31, 2005 on page 38 of the annual shareholders report for the year ended December 31, 2005 are incorporated herein by reference.

Returns on Equity and Assets

      Returns on equity and assets and other statistical data for 2005, 2004, and 2003 on page 28 of the annual shareholders report for the year ended December 31, 2005 are incorporated herein by reference.

Personnel

      As of December 31, 2005, the Bank had 50 full-time employees and 7 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

                           FEDERAL AND STATE TAXATION

Federal Taxation

      General. FNB Financial Corporation and The First National Bank of McConnellsburg are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to FNB Financial Corporation or The First National Bank of McConnellsburg.

      Method of Accounting. For Federal income tax purposes, FNB Financial Corporation and The First National Bank of McConnellsburg currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns.

      Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years where the regular tax exceeds the alternative minimum tax. The First National Bank of McConnellsburg has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

      Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2005, The First National Bank of McConnellsburg had no net operating loss carryforwards for federal income tax purposes.

      Corporate Dividends-Received Deduction. FNB Financial Corporation may exclude from its income 100% of dividends received from The First National Bank of McConnellsburg as a member of the same affiliated group of corporations. Corporations which own more than 20% of the stock of a corporation distributing a dividend and which is not a member of the same affiliated group may deduct 80% of dividends received or accrued on their behalf. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

State Taxation

      The Commonwealth of Pennsylvania imposes an income tax of 9.99% on income measured substantially the same as federally taxable income except for interest on certain investments that are exempt from Pennsylvania tax.

                           SUPERVISION AND REGULATION

      FNB Financial Corporation and The First National Bank of McConnellsburg are subject to extensive regulation under state and federal banking laws and regulations. These laws impose specific requirements and restrictions on virtually aspects of operations and generally are intended to protect depositors, not shareholders. The following discussion is only a summary and readers should refer to particular statutory and regulatory provisions for more detailed information. In addition, management cannot predict the nature of the extent of the effect on business and earnings that new federal or state legislation may have in the future.

FNB Financial Corporation

      Federal Bank Holding Company Regulation. In 2001, management elected to convert its registered status as a bank holding company to a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999 ("GBLA"). On February 6, 2006, FNB Financial Corporation submitted notice to the Federal Reserve Bank of Philadelphia that the board of directors of FNB Financial Corporation had determined it was in the best interests of FNB Financial Corporation to de-elect from its financial holding company status. The Federal Reserve Bank of Philadelphia acknowledged and approved FNB Financial Corporation's de-election from its financial holding company registered status. Accordingly, FNB Financial Corporation currently operates as a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to supervision by the Federal Reserve Board. As a bank holding company, FNB Financial Corporation is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require by statute. The Federal Reserve Board may also examine FNB Financial Corporation and each of its subsidiaries.

      The Federal Reserve Board must approve, among other things, the acquisition by a bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or bank holding company or the merger or consolidation by a bank holding company with another bank holding company. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the restrictions on interstate acquisitions of banks by bank holding companies were repealed as of September 29, 1995. The effect of the repeal of these restrictions is that, subject to certain time and deposit base requirements, FNB Financial Corporation may acquire a bank located in Pennsylvania or any other state, and a bank holding company located outside of Pennsylvania can acquire any Pennsylvania-based bank holding company or bank.

      As bank holding company, FNB Financial Corporation is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking, or managing or controlling banks or furnishing services for its authorized subsidiaries. There are limited exceptions. A bank holding company may, for example, engage in activities which the Federal Reserve Board has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be "properly incident thereto." In making such a determination, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking include servicing loans, performing certain data processing services, acting as a fiduciary, investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

      Subsidiary banks of a bank holding company are subject to certain restrictions imposed by statute on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in their stock or other securities, and on taking such stock or securities as collateral for loans to any borrower. Further, a bank holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. In 1997, the Federal Reserve Board adopted amendments to its Regulation Y, creating exceptions to the Bank Holding Company Act's anti-tying prohibitions that give bank subsidiaries of holding companies greater flexibility in packaging products and services with their affiliates.

      In accordance with Federal Reserve Board policy, FNB Financial Corporation is expected to act as a source of financial strength to The First National Bank of McConnellsburg and to commit resources to support The First National Bank of McConnellsburg in circumstances in which FNB Financial Corporation might not otherwise do so. The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

      The status of FNB Financial Corporation as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

      Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was enacted in July 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because FNB Financial Corporation's common stock is registered with the SEC, it is currently subject to this Act.

The First National Bank of McConnellsburg

      General. The First National Bank of McConnellsburg, as a national banking association whose accounts are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to the maximum legal limits, is subject to regulation, supervision and regular examinations by the Office of the Comptroller of the Currency ("OCC"). The First National Bank of McConnellsburg is a member of the Federal Reserve System and, as such, is subject to certain regulations issued by the Federal Reserve Board. The First National Bank of McConnellsburg is also subject to applicable banking provisions of Pennsylvania law insofar as they do not conflict with or are not preempted by federal law. The regulations of these various agencies govern most aspects of The First National Bank of McConnellsburg's business, including setting required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends, and location and number of branch offices.

      The GLBA authorizes expanded activities for national banks, but requires (with the exception of underwriting municipal revenue bonds and other state and local obligations) that any expanded activities be conducted in a new entity called a "financial subsidiary" that is a subsidiary of the bank rather than the bank itself. A financial subsidiary may engage in any activities in which a financial holding company or a financial holding company's non-bank subsidiaries can engage, except that a financial subsidiary may not underwrite most insurance, engage in real estate development or conduct merchant banking activities. A financial subsidiary may be established through acquisition or de novo. FNB Financial Corporation has no financial subsidiaries.

      Banking is a business which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of a bank's earnings. Thus, the earnings and growth of The First National Bank of McConnellsburg will be subject to the influence of economic conditions generally, both domestic and foreign, and also on the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money.

      Branching and Interstate Banking. Beginning on June 1, 1997, the federal banking agencies were authorized to approve interstate bank merger transactions without regard to whether such a transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Furthermore, under the Riegle-Neal Act, interstate acquisitions of branches are permitted if the law of the state in which the branch being acquired is located permits such acquisitions. The Riegle-Neal Act also authorizes the OCC and FDIC to approve interstate branching de novo by national and non-member banks, respectively, but only in states which specifically allow for such branching.

      Pennsylvania and Maryland have enacted laws which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

      Capital Adequacy Guidelines. The Federal Reserve Board, the OCC and the FDIC have adopted risk-based capital adequacy guidelines by which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

      Since December 31, 1992, national banks have been expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk-weighted assets (a "Total Risk-Based Capital Ratio") of 8%. At least half of this amount (4%) should be in the form of core capital. These requirements apply to The First National Bank of McConnellsburg.

      Tier 1 capital for national banks generally consists of the sum of common stockholders' equity and any perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 capital), less goodwill, without adjustment in accordance with Statement of Financial Accounting Standards No. 115. Tier 2 capital consists of the following: hybrid capital instruments, perpetual preferred stock which is not otherwise eligible to be included as Tier 1 capital, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one-to-four-family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighing system, as are certain privately issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

      In addition to the risk-based capital requirements, the OCC has established a minimum 3% Leverage Capital Ratio (Tier 1 capital to total adjusted assets) requirement for the most highly-rated national banks, with an additional cushion of at least 100 to 200 basis points for all other national banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4%-5% or more. Under the OCC's regulations, highest-rated banks are those that the OCC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A national bank that has less than the minimum Leverage Capital Ratio requirement must submit, to the applicable district office for review and approval, a reasonable plan describing the means and timing by which the bank will achieve its minimum Leverage Capital Ratio requirement. A national bank which fails to file such a plan is deemed to be operating in an unsafe and unsound manner and could be subject to a cease-and-desist order.

      The OCC's regulations also provide that any insured depository institution with a Leverage Capital Ratio less than 2% is deemed to be operating in an unsafe or unsound condition. Operating in an unsafe or unsound manner could lead the FDIC to terminate deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the OCC to increase its Leverage Capital Ratio to such level as the OCC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance by the OCC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

      Prompt Corrective Action. Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. Under applicable regulations, a bank will be deemed to be: (i) "well capitalized" if it has a Total Risk-Based Capital Ratio of 10% or more, a Tier 1 Risk-Based Capital Ratio of 6% or more, a Leverage Capital Ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8% or more, a Tier 1 Risk-Based Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (3% under certain circumstances); (iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8%, a Tier 1 Risk-Based Capital Ratio that is less than 4% or a Leverage Capital Ratio that is less than 4% (3.3% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6%, a Tier 1 Risk-Based Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. The First National Bank of McConnellsburg was "well capitalized" as of December 31, 2005.

      An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. The federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving the capital restoration plan, subject to extensions by the applicable agency.

      An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty is limited to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty expires after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, is subject to the restrictions in Section 38 of the Federal Deposit Insurance Act which are applicable to significantly undercapitalized institutions.

      A critically undercapitalized institution will be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or another appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the four calendar quarters after the date it becomes critically undercapitalized must be placed in receivership.

      Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital;
(iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject, in certain cases, to specified procedures. These discretionary supervisory actions include requiring the institution to raise additional capital, restricting transactions with affiliates, requiring divestiture of the institution or the sale of the institution to a willing purchaser, and any other supervisory action that the agency deems appropriate. Significantly undercapitalized and critically undercapitalized institutions are subject to these and additional mandatory and permissive supervisory actions.

      Regulatory Enforcement Authority. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") included substantial enhancement to the enforcement powers available to federal banking regulators. This enforcement authority included, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined in FIRREA. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. FIRREA significantly increased the amount of and grounds for civil money penalties and requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

      Deposit insurance. The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory subcategory to which it is assigned. Assessment rates for BIF deposits currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve the designated reserve ratio of 1.25%, which requirement the BIF currently meets. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of The First National Bank of McConnellsburg.

      Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

      Transactions with Affiliates and Insiders. The First National Bank of McConnellsburg is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to affiliates, investments in or certain other transactions with affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Section 23A limits the aggregate amount of transactions with any individual affiliate to ten percent (10%) of the capital and surplus of The First National Bank of McConnellsburg and also limits the aggregate amount of transactions with all affiliates to twenty percent (20%) of capital and surplus. Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.

      The First National Bank of McConnellsburg also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution and/or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards that in good faith would be offered to or would apply to non-affiliated companies.

      The First National Bank of McConnellsburg also is subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer or a greater-than-10% stockholder of a bank as well as certain affiliated interests of any of the foregoing may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of the institution's unimpaired capital and surplus), and all loans to all such persons in the aggregate may not exceed the institution's unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than $25,000 or 5% of capital and surplus but in any event not over $500,000, to directors, executive officers and greater-than-10% stockholders of a bank, and their respective affiliates, unless such loans are approved in advance by a majority of the Board of Directors of the bank with any "interested" director not participating in the voting. Further, Regulation O requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as those that are offered in comparable transactions to other persons. Regulation O also prohibits a depository institution from paying overdrafts over $1,000 of any of its executive officers or directors unless they are paid pursuant to written pre-authorized extension of credit or transfer of funds plans.

      Loans to One Borrower. As a national bank, The First National Bank of McConnellsburg is subject to the statutory and regulatory limits on the extension of credit to one borrower. Generally, the maximum amount of total outstanding loans that a national bank may have to any one borrower at any one time is 15% of the bank's unimpaired capital and surplus. A national bank may lend an additional 10% on top of the 15% if the amount that exceeds 15% of the bank's unimpaired capital and surplus is fully secured by readily marketable collateral.

      Liquidity. The First National Bank of McConnellsburg is subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. Specifically, as of December 31, 2005, amounts in transaction accounts above $7,800,000 and up to $48,300,000 must have reserves held against them in the ratio of three percent of the amount. In the event the amounts in transaction accounts exceed $48,300,000, The First National Bank of McConnellsburg must maintain reserves of $1,215,000 plus 10 percent of the amount in excess of $48,300,000. As of December 31, 205, The First National Bank of McConnellsburg is in compliance with the applicable liquidity requirements.

      Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the FDIC, the OCC or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. An institution's CRA activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the GLBA. The CRA also requires all institutions to make public disclosure of their CRA ratings. The First National Bank of McConnellsburg received a "satisfactory" rating in its latest CRA examination on March 8, 2001.

      Privacy Requirements of the GLBA. The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of personal financial information with unaffiliated third parties. Management feels that it has developed privacy policies and procedures to provide timely disclosure of such policies and a convenient means for consumers to opt out of the sharing of their information with unaffiliated third parties.

      The USA PATRIOT Act. In response to the events of September 11th, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

      Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

      o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (1) internal policies, procedures, and controls; (2) specific designation of an anti-money laundering compliance officer; (3) ongoing employee training programs; and (4) an independent audit function to test the anti-money laundering program.

      o Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

      o Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

      o Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

      o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

      The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations require and will require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act. Failure of a financial institution to comply with the USA PATRIOT Act's requirements could have serious legal and reputational consequences for the institution. Management feels that it has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA PATRIOT Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA PATRIOT Act and Treasury's regulations.

Regulatory Capital Requirements

      Computation of our regulatory capital requirements for the periods December 31, 2005 and December 31, 2004, on page 24 of the annual shareholders report for the year ended December 31, 2005, is incorporated herein by reference.

                           FORWARD LOOKING STATEMENTS

      Some of the matters discussed in this annual report including under the captions "Business of FNB Financial Corporation," "Business of The First National Bank of McConnellsburg," "Risk Factors," "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" and elsewhere in this annual report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as "believe," "expect," "plan," "may," "will," "should," "project," "contemplate," "anticipate," "forecast," "intend", or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty. FNB Financial Corporation's actual results and the actual outcome of FNB Financial Corporation's expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and FNB Financial Corporation undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Item 1A. Risk Factors.

      You should consider carefully the following risks, along with the other information contained in this annual report. The risks and uncertainties described below are not the only ones that may affect us. Additional risks and uncertainties also may adversely affect our business and operations. If any of the following events actually occur, our business and financial results could be materially adversely affected.

      An investment in FNB Financial Corporation's common stock is subject to risks inherent to FNB Financial Corporation's business. The material risks and uncertainties that management believes affect FNB Financial Corporation are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing FNB Financial Corporation. Additional risks and uncertainties that management is not aware of or focused on, or that management currently deems immaterial may also impair FNB Financial Corporation's business operations. This report is qualified in its entirety by these risk factors.

      If any of the following risks actually occur, FNB Financial Corporation's financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of FNB Financial Corporation's common stock could decline significantly, and you could lose all or part of your investment.

Risks Related To FNB Financial Corporation's Business

      Our profitability depends on interest rates and changes in monetary policy may impact us. Our earnings and cash flows are largely dependent upon The First National Bank of McConnellsburg's net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

      We are subject to lending risk. There are inherent risks associated with The First National Bank of McConnellsburg's lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where it operates as well as those across the Commonwealth of Pennsylvania and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of its borrowers to repay outstanding loans or the value of the collateral securing these loans. The First National Bank of McConnellsburg is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment of significant civil money penalties against us.

      As of December 31, 2005, approximately 6.46% of The First National Bank of McConnellsbug's loan portfolio consisted of commercial and industrial loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because The First National Bank of McConnellsburg's loan portfolio contains a significant number of commercial and industrial loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

      If First National Bank of McConnellsburg's allowance for loan losses is not sufficient to cover its actual loan losses, our earnings could decrease. The First National Bank of McConnellsburg's loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. The First National Bank of McConnellsburg may experience significant credit losses, which could have a material adverse effect on our operating results. The First National Bank of McConnellsburg makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the allowance for loan losses, The First National Bank of McConnellsburg reviews its loans and its loss and delinquency experience, and evaluates economic conditions. If its assumptions prove to be incorrect, its allowance for loan losses may not cover inherent losses in its loan portfolio at the date of its financial statements. Material additions to the allowance would materially decrease our net income. At December 31, 2005, the allowance for loan losses totaled $1,026,000, representing 0.73% of The First National Bank of McConnellsburg's total loans.

      Although we believe The First National Bank of McConnellsburg has underwriting standards to manage normal lending risks, it is difficult to assess the future performance of its loan portfolio due to the relatively recent origination of many of these loans. We can give you no assurance that The First National Bank of McConnellsburg's non-performing loans will not increase or that its non-performing or delinquent loans will not adversely affect its future performance.

      In addition, federal and state regulators periodically review The First National Bank of McConnellsburg's allowance for loan losses and may require it to increase its allowance for loan losses or recognize further loan charge-offs. Any increase in its allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on its results of operations and financial condition.

      We are subject to environmental liability risk associated with lending activities. A significant portion of The First National Bank of McConnellsburg's loan portfolio is secured by real property. During the ordinary course of business, The First National Bank of McConnellsburg may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, The First National Bank of McConnellsburg may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require The First National Bank of McConnellsburg to incur substantial expenses and may materially reduce the affected property's value or limit its ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase The First National Bank of McConnellsburg's exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

      Our profitability depends significantly on local economic conditions. Our success depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, The First National Bank of McConnellsburg provides banking and financial services to customers primarily in Fulton County, Pennsylvania; portions of Huntingdon, Bedford and Franklin Counties, Pennsylvania; portions of Washington County, Maryland; and portions of Morgan County, West Virginia. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of The First National Bank of McConnellsburg's customers to repay loans, the value of the collateral securing loans and the stability of its deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect our financial condition and results of operations.

      Competition from other financial institutions may adversely affect our profitability. The First National Bank of McConnellsburg faces substantial competition in originating, both commercial and consumer loans. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of its competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that The First National Bank of McConnellsburg originates and the interest rates it may charge on these loans.

      In attracting business and consumer deposits, The First National Bank of McConnellsburg faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of The First National Bank of McConnellsburg's competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more convenient branch locations. These competitors may offer higher interest rates than The First National Bank of McConnellsburg, which could decrease the deposits that it attracts or require it to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect The First National Bank of McConnellsburg's ability to generate the funds necessary for lending operations. As a result, it may need to seek other sources of funds that may be more expensive to obtain and could increase its cost of funds.

      The First National Bank of McConnellsburg also competes with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations which may offer more favorable terms. Some of its non-bank competitors are not subject to the same extensive regulations that govern its banking operations. As a result, such non-bank competitors may have advantages over The First National Bank of McConnellsburg in providing certain products and services. This competition may reduce or limit its margins on banking services, reduce its market share and adversely affect our earnings and financial condition.

      The First National Bank of McConnellsburg is subject to extensive government regulation and supervision. The First National Bank of McConnellsburg is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect The First National Bank of McConnellsburg 's lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect The First National Bank of McConnellsburg in substantial and unpredictable ways. Such changes could subject The First National Bank of McConnellsburg to additional costs, limit the types of financial services and products The First National Bank of McConnellsburg may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on The First National Bank of McConnellsburg 's business, financial condition and results of operations. While management believes The First National Bank of McConnellsburg has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

      Our controls and procedures may fail or be circumvented. Management regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

      New lines of business or new products and services may subject us to additional risks. From time to time, The First National Bank of McConnellsburg may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services The First National Bank of McConnellsburg may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on ours business, results of operations and financial condition.

      Our ability to pay dividends depends primarily on dividends from The First National Bank of McConnellsburg, which is subject to regulatory limits. FNB Financial Corporation is a bank holding company and its operations are conducted by its wholly owned subsidiary, The First National Bank of McConnellsburg. Our ability to pay dividends depends on our receipt of dividends from The First National Bank of McConnellsbug. Dividend payments from The First National Bank of McConnellsburg are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of its subsidiary to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that The First National Bank of McConnellsburg will be able to pay dividends in the future or that it will generate adequate cash flow to pay dividends in the future. Failure to pay dividends on our common stock could have a material adverse effect on the market price of FNB Financial Corporation's common stock.

      The First National Bank of McConnellsburg may not be able to attract and retain skilled people. FNB Financial Corporation's success depends, in large part, on The First National Bank of McConnellsburg's ability to attract and retain key people. Competition for the best people in most activities engaged in by The First National Bank of McConnellsburg can be intense and it may not be able to hire people or to retain them. The unexpected loss of services of one or more of The First National Bank of McConnellsburg's key personnel could have a material adverse impact on our business because of their skills, knowledge of The First National Bank of McConnellsburg's market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

      The First National Bank of McConnellsburg's information systems may experience an interruption or breach in security. The First National Bank of McConnellsburg relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in The First National Bank of McConnellsburg's customer relationship management, general ledger, deposit, loan and other systems. While management believes The First National Bank of McConnellsburg has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of The First National Bank of McConnellsburg 's information systems could damage its reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

      FNB Financial Corporation continually encounters technological change. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. FNB Financial Corporation's future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in FNB Financial Corporation's operations. Many of FNB Financial Corporation's competitors have substantially greater resources to invest in technological improvements. FNB Financial Corporation may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on FNB Financial Corporation's business and, in turn, FNB Financial Corporation's financial condition and results of operations.

      The First National Bank of McConnellsburg is subject to claims and litigation pertaining to its business. From time to time, customers make claims and take legal action pertaining to The First National Bank of McConnellsburg's business and operations. Whether customer claims and legal action related to The First National Bank of McConnellsburg's are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to The First National Bank of McConnellsburg they may result in significant financial liability and/or adversely affect the market perception of The First National Bank of McConnellsburg and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on The First National Bank of McConnellsburg's business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

      Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact The First National Bank of McConnellsburg's s business. Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on The First National Bank of McConnellsburg's ability to conduct business. Such events could affect the stability of The First National Bank of McConnellsburg's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause The First National Bank of McConnellsburg to incur additional expenses. Severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on The First National Bank of McConnellsburg's business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Risks Associated With FNB Financial Corporation's Common Stock

      FNB Financial Corporation's stock price can be volatile. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. FNB Financial Corporation's stock price may fluctuate significantly in response to a variety of factors including, among other things:

            * Actual or anticipated variations in quarterly results of operations.

            *     Recommendations by securities analysts.

            * Operating and stock price performance of other companies that investors deem comparable to FNB Financial Corporation.

            * News reports relating to trends, concerns and other issues in the financial services industry.

            * Perceptions in the marketplace regarding FNB Financial Corporation and/its competitors.

            *     New technology used, or services offered, by competitors.

            * Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving FNB Financial Corporation or its competitors.

            * Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

            *     Changes in government regulations.

            * Geopolitical conditions such as acts or threats of terrorism or military conflicts.

      General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause FNB Financial Corporation's stock price to decrease regardless of operating results.

      The trading volume in FNB Financial Corporation's common stock is less than that of other larger financial services companies. FNB Financial Corporation's common stock is not traded on a national securities exchange but is traded inactively in the over-the-counter market under the symbol "FNBBD" and is only occasionally and sporadically traded through local and regional brokerage houses. As such, the trading volume of our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of FNB Financial Corporation's common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which FNB Financial Corporation has no control. Given the lower trading volume of FNB's common stock, significant sales of FNB Financial Corporation's common stock, or the expectation of these sales, could cause FNB Financial Corporation's stock price to fall.

      An investment in FNB Financial Corporation's common stock is not an insured deposit. FNB Financial Corporation's common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in FNB Financial Corporation's common stock is inherently risky for the reasons described in this "Risk Factors" section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire FNB Financial Corporation's common stock, you may lose some or all of your investment.

Risks Associated With FNB Financial Corporation's Industry

      Future governmental regulation and legislation could limit FNB Financial Corporation's future growth. FNB Financial Corporation is a registered bank holding company, and The First National Bank of McConnellsburg, its primary subsidiary, is a depository institution whose deposits are insured by the FDIC. As a result, we are subject to various regulations and examinations by various regulatory authorities. In general, statutes establish the corporate governance and eligible business activities for us, certain acquisition and merger restrictions, limitations on inter-company transactions such as loans and dividends, and capital adequacy requirements, requirements for anti-money laundering programs and other compliance matters, among other regulations. We are extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. Compliance with these statutes and regulations is important to its ability to engage in new activities and to consummate additional acquisitions. In addition, we are subject to changes in federal and state tax laws as well as changes in banking and credit regulations, accounting principles and governmental economic and monetary policies. We cannot predict whether any of these changes may adversely and materially affect us. Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on The First National Bank of McConnellsburg's activities that could have a material adverse effect on our business and profitability. While these statutes are generally designed to minimize potential loss to depositors and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes increases The First National Bank of McConnellsburg's expense, requires management's attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors.

      The earnings of financial services companies are significantly affected by general business and economic conditions. FNB Financial Corporation's operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which FNB Financial Corporation operates, all of which are beyond FNB Financial Corporation's control. Deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for FNB Financial Corporation's products and services, among other things, any of which could have a material adverse impact on FNB Financial Corporation's financial condition and results of operations.

      Financial services companies depend on the accuracy and completeness of information about customers and counterparties. In deciding whether to extend credit or enter into other transactions, The First National Bank of McConnellsburg may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The First National Bank of McConnellsburg may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on The First National Bank of McConnellsburg's business and, in turn, our financial condition and results of operations.

      Consumers may decide not to use banks to complete their financial transactions. Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as "disintermediation", could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

      As of December 31, 2005, there were no unresolved SEC staff comments.

Item 2. Properties

      We currently own all of the physical properties where we conduct our business. The properties owned by us are as follows: the main office located at 101Lincoln Way West, McConnellsburg, Pennsylvania, has been attached by a two story brick and frame addition, to a building located at 111 South Second Street, McConnellsburg, Pennsylvania, which houses The First National Bank of McConnellsburg's consumer loan and commercial loan departments; a property adjacent to the main office facility at 115 Lincoln Way West in downtown McConnellsburg comprised of a 54' by 218' vacant city lot; a branch office located on Route 522 South, Needmore, Pennsylvania; a property located at Routes 16 and 30 East, McConnellsburg, Pennsylvania, which contains a drive-up automatic teller machine and a five (5) lane drive-up branch accessible from both Route 30 and Route 16; a branch office located at 30 Mullen Street, Fort Loudon, Pennsylvania; and a branch office located at 131 West Main Street in Hancock, Maryland.

Item 3. Legal Proceedings

      We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. As of December 31, 2005, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted during the fourth quarter of the year ended December 31, 2005 to a vote of security holders of FNB Financial Corporation.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Common Stock

      Our common stock is not traded on a national securities exchange but is traded inactively in the over-the-counter market under the symbol "FNBBD" and is only occasionally and sporadically traded through local and regional brokerage houses.

      Dividends

      FNB Financial Corporation is a bank holding company and its operations are conducted by its wholly owned subsidiary, The First National Bank of McConnellsburg. Our ability to pay dividends depends on our receipt of dividends from The First National Bank of McConnellsbug. Dividend payments from The First National Bank of McConnellsburg are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of The First National Bank of McConnellsburg to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements.

      The Stock Market Analysis and Dividends for 2005 and 2004 on page 41 of the annual shareholders report for the year ended December 31, 2005, is incorporated herein by reference.

Item 6. Selected Financial Data

      The Selected Five-Year Financial Data on page 28 of the annual shareholders report for the year ended December 31, 2005, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Agreement of Plan and Merger

      FNB Financial Corporation and Tower Bancorp, Inc., the parent company of The First National Bank of Greencastle, signed a definitive agreement to merge FNB Financial Corporation with and into Tower Bancorp, Inc. on September 21, 2005 ("Merger Agreement"). Pursuant to the terms of the Merger Agreement, shareholders of FNB Financial Corporation will be entitled to receive either
0.8663 shares of Tower Bancorp, Inc.'s common stock or $39.00 for each share of FNB Financial Corporation common stock. Each shareholder of FNB Financial Corporation will have the right to receive shares of Tower Bancorp, Inc. common stock for a portion of their shares and cash for the remaining portion of their shares. Shareholder elections will be subject to allocation procedures, which are intended to ensure that at a minimum 85% of the FNB Financial Corporation common stock will be converted into shares of Tower Bancorp, Inc. common stock and up to 15% of the FNB Financial Corporation common stock will be paid in cash. The total value of the merger is valued at approximately $31.2 million.

      The Merger Agreement obligated FNB Financial Corporation and Tower Bancorp, Inc. to include a copy of the Election Form (as that term is defined in the Merger Agreement) with the prospectus/proxy statement when the prospectus/proxy statement was mailed to the shareholders of FNB Financial Corporation. FNB Financial Corporation and Tower Bancorp, Inc. entered into a First Amendment to the Merger Agreement on December 14, 2005 to modify the Election Form mailing procedures ("Amendment"). The Amendment to the Merger Agreement authorized and instructed the Exchange Agent (as that term is defined in the Merger Agreement) to mail the Election Form to the stockholders of FNB Financial Corporation not more than forty (40) and not less than twenty (20) business days prior to the Election Dateline (as that term is in defined in the Merger Agreement).

      To facilitate the merger of FNB Financial Corporation with and into Tower Bancorp, on December 20, 2005, Tower Bancorp, Inc. filed a Form S-4 with the Securities and Exchange Commission ("SEC"), which was later amended by Form S-4/A filed with the SEC on January 25, 2006. On January 27, 2006, FNB Financial Corporation and Tower Bancorp, Inc. and mailed a joint prospectus/proxy statement to the shareholders of FNB Financial Corporation, along with a notice of the special shareholders' meeting of March 14, 2006.

      The special shareholder meeting for FNB Financial Corporation and Tower Bancorp, Inc. to consider and vote on the Merger Agreement was held on March 14, 2006 and the requisite two-thirds of shareholders of FNB Financial Corporation and Tower Bancorp, Inc. voted for the Merger Agreement. FNB Financial Corporation and Tower Bancorp, Inc. expect the Exchange Agent to mail the Election Forms to the shareholders of FNB Financial Corporation before the end of the first quarter of 2006.

Resignation of Brian F. McNamara as Chief Financial Officer.

      On December 5, 2005, Brian F. McNamara resigned as Treasurer of FNB Financial Corporation and as Senior Vice President and Chief Financial Officer of The First National Bank of McConnellsburg effective December 16, 2005. At the time of his resignation, Mr. McNamara had no disagreement with FNB Financial Corporation or The First National Bank of McConnellsburg relating to its operations, policies or practices.

De-election from Registered Status as a Financial Holding Company.

      On December 14, 2005, FNB Financial Corporation decided to de-elect from its registered status as a financial holding company under the Bank Holding Company Act. To effect the de-election, FNB Financial Corporation sold its 16.7% membership interest in Community Bankers Insurance Company, LLC to Associated Insurance Financial Services, LLC, an unaffiliated party, for the sum of $350,000 on February 2, 2006. FNB Financial Corporation filed a Form FR Y-10 with the Federal Reserve Board of Philadelphia on February 8, 2006 providing notice that FNB Financial Corporation had transferred its ownership interest in Community Bankers Insurance Company.

      On February 6, 2006, FNB Financial Corporation submitted notice to the Federal Reserve Bank that the board of directors of FNB Financial Corporation agreed it was in the best interests of FNB Financial Corporation to de-elect from its financial holding company status. The Federal Reserve Bank of Philadelphia acknowledged and approved FNB Financial Corporation's de-election from its financial holding company registered status. Accordingly, FNB Financial Corporation operates as a bank holding company registered under the Bank Holding Company Act of 1956, as amended (See Supervision and Regulation).

      Contractual obligations of the Corporation as of December 31, 2005 are as follows:

                                                                    Payments due by period
                                                                         (In thousands)
                                                 -----------------------------------------------------------
                                                  Total        Less           1 - 3        3 - 5      More
              Contractual obligations                          than 1         years        years      than 5
                                                               year                                   years
                                                 -----------------------------------------------------------
              Long-term debt obligations         $23,299      $16,429        $   17       $   19     $ 6,834

      The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Information required under this item is incorporated by reference to Pages 39 through 41 of the annual shareholders' report for the year ended December 31, 2005.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data, some of which is required under Guide 3 (Statistical Disclosures by Bank Holding Companies) are shown on pages 2 through 32 of the annual shareholders report for the year ended December 31, 2005, are incorporated herein by reference.

      The Summary of Quarterly Financial Data on page 29 of the annual shareholders report for the year ended December 31, 2005, is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There has been no occurrence requiring a response to this Item.

Item 9A. Controls and Procedures

      FNB Financial Corporation's chief financial officer resigned effective December 16, 2005. FNB Financial Corporation's chief executive officer is currently acting as the interim chief financial executive officer. As of December 31, 2005, FNB Financial Corporation's Chief Executive Officer evaluated the effectiveness of FNB Financial Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, FNB Financial Corporation's Chief Executive Officer concluded that FNB Financial Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by FNB Financial Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      Changes in Internal Controls

      In addition, there were no changes in FNB Financial Corporation's internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, FNB Financial Corporation's internal control over financial reporting.

Item 9B. Other Information

      As of December 31, 2005, FNB Financial Corporation had no other events that should have been disclosed on Form 8-K that were not already disclosed on such form.

Item 10. Directors and Executive Officers of the Registrant

      The following table sets forth the directors and Executive Officers of FNB Financial Corporation.

           Name                Age(1)                    Position
           ----                ------                    --------
     Terry L. Randall            57      Director of FNB Financial Corporation and
                                         The First National  Bank of McConnellsburg
     David A. Washabaugh III     69      Director of FNB Financial Corporation and
                                         The First National  Bank of McConnellsburg
     Harvey J. Culler            79      Chairman and Director of FNB Financial
                                         Corporation and The First National  Bank of
                                         McConnellsburg
     John C. Duffey              52      President, Chief Executive Officer, Acting
                                         Chief Financial Officer, and Director of
                                         FNB Financial Corporation and The First
                                         National  Bank of McConnellsburg

           Name                Age(1)                    Position
           ----                ------                    --------
     Craig E. Paylor             49      Director of FNB Financial Corporation and
                                         The First National  Bank of McConnellsburg
     Patricia A. Carbaugh        61      Director of FNB Financial Corporation and
                                         The First National  Bank of McConnellsburg
     Harry D. Johnston, D.O.     68      Director of FNB Financial Corporation and
                                         The First National  Bank of McConnellsburg
     Lonnie W. Palmer            53      Director of FNB Financial Corporation and
                                         The First National  Bank of McConnellsburg

----------
(1)   As of December 31, 2005.

      Messrs. Randall and Washabaugh's terms as directors of FNB Financial Corporation expire at the 2008 annual meeting of shareholders of FNB Financial Corporation.

      Messrs. Culler, Duffey and Paylor's terms as directors of FNB Financial Corporation expire at the 2007 annual meeting of shareholders of FNB Financial Corporation.

      Messrs. Johnston, Carbaugh and Palmer's terms as directors of FNB Financial Corporation expire at the 2006 annual meeting of shareholders of FNB Financial Corporation.

      Terry L. Randall is President and CEO of Mellott Enterprises, Inc., a manufacturer of stone crushing and processing equipment. He is Vice-Chairman of The First National Bank of McConnellsburg, a position he has held since 2004. He has served as a director of FNB Financial Corporation and The First National Bank of McConnellsburg since 2001.

      David A. Washabaugh, III is the retired owner of Fulton Motor Sales, Inc., an automobile dealership. He has served as a director of FNB Financial Corporation since 1987 and The First National Bank of McConnellsburg since 1980.

      Harvey J. Culler is the Chairman of the Board of H.J. Culler, Inc., a bulk milk transportation Business. He is Chairman of FNB Financial Corporation, a position he has held since 2002. He has served as a director of FNB Financial Corporation since 1987 and of The First National Bank of McConnellsburg since 1960.

      John C. Duffey has served as President and Chief Executive Officer of FNB Financial Corporation since 1995 and of The First National Bank of McConnellsburg since 1993. He has been a director of FNB Financial Corporation and The First National Bank of McConnellsburg since 1988.

      Craig E. Paylor is a Senior Vice President with JLG Industries, Inc., a manufacturer of mobile lifts and cranes. He is Chairman of The First National Bank of McConnellsburg a position he has held since 2004. He has served as a director of FNB Financial Corporation and The First National Bank of McConnellsburg since 2001.

      Patricia A. Carbaugh is an administrative assistant to the John L. Grove Estate. She has served as a director of FNB Financial Corporation since 1997 and The First National Bank of McConnellsburg since 1990.

      Harry D. Johnston, D.O is a physician. He is Vice President of FNB Financial Corporation, a position he has held since 1987. He has served as a director of FNB Financial Corporation since 1987 and The First National Bank of McConnellsburg since 1980.

      Lonnie W. Palmer is a dairy farmer. He has served as a director of FNB Financial Corporation since 1997 and The First National Bank of McConnellsburg since 1994.

Audit Committee Matters

      FNB Financial Corporation has a standing Audit Committee. The Audit Committee currently has three members: Terry L. Randall (Chairman), Patricia A. Carbaugh, and Craig E. Paylor. The Audit Committee's functions and responsibilities are described in a written charter that was adopted by FNB Financial Corporation's Board of Directors.

      Pursuant to Securities and Exchange Commission regulations, we are required to disclose in this annual report whether one or more members of our audit committee are "audit committee financial experts" and the names of those members. If we do not have an audit committee financial expert on the audit committee, we are required to explain why that is the case.

      The Securities and Exchange Commission has defined "audit committee financial expert" as a person who has the following attributes:

            o An understanding of generally accepted accounting principles and financial statements;

            o The ability to assess the general application of such principles in connection with the accounting for estimates, accruals, and reserves;

            o Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements or experience actively supervising one or more persons engaged in such activities;

            o An understanding of internal controls and procedures for financial reporting.; and

            o     An understanding of audit committee functions.

      FNB Financial Corporation's Board of Directors determined that Terry L. Randall meets the definition of an "audit committee financial expert." The Board of Directors has also determined that Mr. Randall is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

      The Board of Directors believes the audit committee, as is it presently constituted, is able to carry out its functions fully and in the best interests of stockholders.

Compliance with Section 16(a) of the Exchange Act

      FNB Financial Corporation did not have a class of equity securities registered pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), at any time during FNB Financial Corporation's fiscal year ended December 31, 2005. Accordingly, there is no requirement upon FNB Financial Corporation's officers, directors and 10% or greater shareholders to file any reports required pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

      FNB has adopted a code of ethics that applies to all senior financial officers (including its chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions). FNB's Code of Ethics is posted on The First National Bank of McConnellsburg's website at www.fnbmcconnells.com. A copy of the Code of Ethics for Senior Financial Officers is also included as an exhibit to this annual report.

Director Compensation

      The directors of FNB Financial Corporation receive an annual retainer of $1,000. The directors of The First National Bank of McConnellsburg receive an annual retainer of $2,000 and $350 per meeting. Each member of a committee created by the Board of Directors of FNB Financial Corporation or The First National Bank of McConnellsburg is paid $25 per hour for the respective committee's meetings or time spent fulfilling the objectives of the respective committee.

Item 11. Executive Compensation

      Executive Compensation

      The following table provides information concerning the annual compensation for services in all capacities to FNB and The First National Bank of McConnellsburg for fiscal years ended December 31, 2005, 2004, and 2003 for the Chief Executive Officer. There were no other executive officers of the corporation or the bank whose total annual salary and bonus during 2005 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                            Annual Compensation
                            -------------------
                                                                           Awards
                                                                           ------

                                                             Other
                                                            Annual         Stock      Options/       All Other
 Name and Principal               Salary       Bonus     Compen-sation     Awards       SARs        Compensation
      Position          Year      ($)(1)        ($)         ($)(2)          ($)          (#)           ($)(3)
      --------          ----      ------        ---         ------          ---          ---           ------
   John C. Duffey
        CEO             2005      115,428      4,485         6,563           --          --            6,788
                        2004      106,901      2,350         6,250           --          --            6,900
                        2003      102,766      2,250         6,000           --          --            7,130

(1)   Represents Mr. Duffey's salary as Chief Executive Officer.

(2) Represents an annual director's retainer fee of $3,000, and $3,563 in fees for his service as a director in 2005, $2,250 in 2004, and $3,000 in 2003.

(3) Represents the bank's share of the contribution to Mr. Duffey's 401-K Plan of $3,510 in 2005, $3,510 in 2004, and $3,510 in 2003 and the value of the personal use of a bank owned vehicle valued at $3,278 in 2005, $3,390 in 2004, and $3,620 in 2003. John C. Duffey does not receive Options/Grants, Securities Authorized for Issuance under Equity Compensation Plans or a Stock Incentive Plan.

      Annual Bonus Plan

      Pursuant to the Annual Bonus Plan, The First National Bank of McConnellsburg provides for bonus payments to reward all executives for accomplishing certain First National Bank of McConnellsburg wide annual goals and objectives. These bonus payments are made at management's discretion.

      The bonus earned by the Chief Executive Officer in 2005 was 3.89% of his base salary compared to 2.10% in 2004. The average bonus earned in 2005 by the remaining three executive officers of the bank other than the Chief Executive Officer in 2005 was 3.83% of base salary compared with 2.32% in 2004.

      Craig E. Paylor, Chairman; Harry D. Johnston; Lonnie W. Palmer; Terry L. Randall; and D.A. Washabaugh III are members of the FNB Financial Corporation Compensation Committee.

      Employment and Severance Agreements

      John C. Duffey entered into an employment agreement with FNB Financial Corporation and The First National Bank of McConnellsburg, which was amended on September 28, 2005. This agreement specifies a term of employment of five years beginning August 1, 2005 and ending July 31, 2010. This agreement provides that the executive shall serve as the Chief Executive Officer of FNB Financial Corporation and The First National Bank of McConnellsburg and as a board member of FNB Financial Corporation and The First National Bank of McConnellsburg, subject to shareholders' election of directors. During this employment term, the executive has agreed to devote substantially all of his working time to the business of FNB Financial Corporation and The First National Bank of McConnellsburg and has agreed not to enter into any business arrangement that would be deemed competitive to FNB Financial Corporation and The First National Bank of McConnellsburg.

      The employment agreement provides for an incentive compensation bonus plan to be awarded at FNB Financial Corporation's discretion as described in the above section entitled "Annual Bonus Plan".

      The employment agreement provides fringe benefits equal to those of other employees of FNB Financial Corporation. In addition, the employment agreement provides for the use of a corporate purchased or leased automobile and reimbursement for all operating expenses of this automobile. The employment agreement also provides for reimbursement of all expenses for the executive and, if applicable, the executive's spouse to attend Pennsylvania trade association conventions. The agreement also provides for payment of physical examinations of the executive on an every other year basis by a physician chosen by the executive, however, such an examination is not a requirement of employment.

      The employment agreement provides employment shall be at will, but if employment is terminated without cause as defined in the agreement, or the executive resigns for good reason as defined in the agreement, the executive can receive twenty-four months' salary, and the corporation may also be required to pay certain additional benefits. The employment agreement also provides that once the executive's employment has been terminated, he shall keep certain information confidential and shall not compete with the corporation or its subsidiaries for a period of one year.

      The employment agreement contains a "Change of Control" clause, which provides for a severance allowance for the executive in the event of a "Change of Control" equal to twenty-four months' salary. The executive has certain payment options in the event of a Change of Control. The employment agreement defines "Change of Control" as:

                  (a)(i) the merger, consolidation or division involving FNB
                        Financial Corporation, (ii) a sale, exchange, transfer or other disposition of substantially all the assets of FNB Financial Corporation, or (iii) a purchase by FNB Financial Corporation of substantially all the assets of another entity, unless (aa) such merger, consolidation, division, sale, exchange, transfer, purchase or disposition is approved in advance by sixty percent (60%) or more of the members of the Board of Directors of FNB Financial Corporation who are not interested in the transaction and (bb) a majority of the members of the Board of Directors of the legal entity resulting from or existing after any such transaction remain the majority of the Board of Directors of the resulting entity's parent corporation;

                  (b) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities and Exchange Act of 1934 (the "Exchange Act")), other than FNB Financial Corporation or any "person" who on the date hereof is a director or officer of FNB Financial Corporation is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act) , directly or indirectly, owns securities of FNB Financial Corporation representing twenty-four and 99/100 percent (24.99%) or more of the combined voting power of FNB Financial Corporation's then outstanding securities;

                  (c) during any period of two (2) consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Board of Directors of FNB Financial Corporation cease, for any reason, to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds (2/3) of the directors then in office who were directors at the beginning of the period; or

                  (d) any other change in control of FNB Financial Corporation similar in effect to any of the foregoing or any other reason which would be deemed change of control by any federal or state regulatory body.

      Barton Employment Agreement

      Edgar Barton entered into an employment agreement with FNB Financial Corporation, The First National Bank of McConnellsburg, and FNB Mortgage Brokers, Inc., dated August 29, 2003, and currently is employed as Vice President of FNB Mortgage Brokers, Inc.

      The term of Mr. Barton's employment under the employment agreement will continue until the earlier of: five years from August 29, 2003; Mr. Barton's death; Mr. Barton's inability to perform his duties for a period of at least 90 consecutive days as a result of physical or mental disability; Mr. Barton's discharge "for cause" (as defined in the agreement); Mr. Barton's resignation from his position; or the termination of Mr. Barton's employment "without cause."

      Under the terms of employment agreement, if Mr. Barton's employment is terminated by reason of death, disability, cause, or Mr. Barton voluntarily terminates his employment, Mr. Barton would be entitled to receive his salary and certain other benefits accrued to the date of termination.

      Cause is defined as the willful failure by Mr. Barton to substantially perform his duties under the agreement, other than a failure resulting from physical or mental incapacity; willful engaging by the Mr. Barton in gross misconduct materially injurious to FNB Financial Corporation, The First National Bank of McConnellsburg or FNB Mortgage Brokers, Inc.; willful violation by Mr. Barton of the provisions of the employment agreement if Mr. Barton fails to cure the willful violation within ten days of our notice; gross negligence of Mr. Barton in the performance of his duties; Mr. Barton's conviction of or pleas of guilty or nolo contendre to felony, a crime of falsehood or a crime involving moral turpitude, or actual incarceration for a period of ten consecutive days or more; failure to follow the good faith lawful instructions of the board of directors if Mr. Barton fails to cure his failure to follow the good faith lawful instructions of the board of directors within ten days of notice of such failure; Mr. Barton's removal or prohibition from being an institutional-affiliated party by a final order of an appropriate federal banking agency pursuant to Section 8(e) of the FDIC or OCC; conduct on the part of Mr. Barton which brings public discredit to FNB Financial Corporation, the First National Bank of McConnellsburg or FNB Mortgage Brokers, Inc. as determined by 75% of the disinterested board members; breach of fiduciary duty involving personal profit; unlawful discrimination as determined by 75% of the disinterested board members; or theft or material abuse of property of FNB Financial Corporation, the First National Bank of McConnellsburg or FNB Mortgage Brokers, Inc., or their customers, employees or associates.

      If we terminate Mr. Barton at any time "without cause," Mr. Barton would be entitled to receive his salary accrued to the date of termination, plus a lump sum severance pay in an amount equal to one times his annual compensation includible in gross income, plus continued participation by Mr. Barton for one year in all employee benefit plans, programs or arrangements in which he was entitled to participate immediately prior to the date of termination. If Mr. Barton's employment is terminated as a result of the discontinuation of the mortgage business, he shall be entitled to receive seventy-five (75) percent of his annual direct salary payable in equal installments on regularly scheduled paydays and continuation of benefits for the remaining term of his agreement.

      The employment agreement also contains a non-compete provision which restricts Mr. Barton from engaging in certain activities of a competitive nature to FNB Financial Corporation or its successor and its affiliates during the term of his employment and for one year after termination if Mr. Barton voluntarily terminates his employment, unless such termination occurs at the expiration of the employment period or if the bank discontinues all of its mortgage operations and does not offer Mr. Barton a position with FNB.

      Kobel Change of Control Agreement

      FNB Financial Corporation and the First National Bank of McConnellsburg are parties to a change in control agreement with Margaret A. Kobel, Vice President and Human Resources Officer/Branch Administrator of the First National Bank of McConnellsburg. Under the agreement, Ms. Kobel will be entitled to a lump sum severance payment equal to her annual salary in the event her employment is terminated by FNB Financial Corporation or the First National Bank of McConnellsburg other than for cause (as defined in the agreement) within one year following a change-in-control or in the event she terminates her employment within six months following a change-in-control. The severance payment would equal her annual compensation for the year in which her employment is terminated.

      Duffy and Waltz SERPs

      Each of Messrs. John Duffey and Daniel E. Waltz is a party to supplement employee retirement plans ("SERPS") with the First National Bank of McConnellsburg and FNB Financial Corporation. The SERPs provide for salary continuation in certain circumstances. Under these agreements which are financed by certain life insurance policies on the life of each executive, the First National Bank of McConnellsburg is obligated to provide each executive or his beneficiaries benefits payable in a lump sum or in five or ten equal annual installments. Mr. Waltz is currently receiving benefits under his SERP. Since Mr. Waltz terminated his employment prior to attaining age sixty (60), he is entitled to receive fifty percent (50%) plus ten percent (10%) times the number of years he has served since implementation of the plan up to one-hundred percent (100%) times the balance in his pre-retirement account. In the event, Mr. Duffey remains employed until his sixtieth birthday, he shall be entitled to receive the amount in his pre-retirement account payable in a lump sum or in five or ten equal annual installments.

      Director Fee Continuation Agreements

      The First National Bank of McConnellsburg has entered into Director Fee Continuation Agreements with Patricia A. Carbaugh, Harry D. Johnston, Lonnie Palmer, David A. Washabaugh, Craig E. Paylor, Terry L. Randall, Harvey J. Culler, H. Lyle Duffey, Paul T. Ott, George S. Grissinger, and H. Warren Daniels. The agreements provide for an annual benefit to the director for ten years commencing upon termination of directorship. Upon a change of control, the director becomes one-hundred percent (100%) vested in the benefit.

      401-K Plan

      FNB does not have a defined benefit pension plan. It does, however, maintains a 401-K Plan covering all eligible employees who have attained the age of 20 years and completed six months of service. Employees become fully vested after six years of service. Normal retirement is at sixty-five years of age, with a provision for early retirement at age fifty-five. The First National Bank of McConnellsburg's total contribution to the plan for the year ending December 31, 2005 was $98,874.

      Non-Executive Officer Cash Bonus Policy

      The First National Bank of McConnellsburg's board of directors has adopted a formal bonus plan, which includes all non-executive officer employees. Bonuses as related to this plan are performance based, that is based on the performance of The First National Bank of McConnellsburg as compared to the pre-approved budget and prior year earnings. If a bonus payment is warranted, the bonus is distributed to this group of employees based on a percentage of total wages and their individual contribution to the organization.

      Split Dollar Plans

      The First National Bank of McConnellsburg has entered into Split Dollar Plans with John Duffey, Daniel E. Waltz, Patricia Carbaugh, Harry D. Johnston, Lonnie W. Palmer, and David A. Washabaugh. Title and ownership of the insurance policy resides with the First National Bank of McConnellsburg. The agreeement provides that if the director is a member of the board of directors at the time of his death, his beneficiary will receive fifty percent (50%) of the proceeds of the policy minus the cash value of the policy. In the event that the director is no longer a member of the board of directors, the beneficiary will receive an amount determined by a vesting formula outlined in the agreement. The agreement provides that the plan may be terminated only upon the termination of the insured for cause which includes conviction of a felony or gross-misdemeanor involving fraud, dishonesty or willful violation of any law that results in any adverse effect on the First National Bank of McConnellsburg.

      Joint Beneficiary Designation Agreement

      The First National Bank of McConnellsburg has entered into a Joint Beneficiary Designation Agreement with Terry L. Randall. Title and ownership of the insurance policy resides with the First National Bank of McConnellsburg. The agreement provides that if the director is a member of the board of directors at the time of his death, his beneficiary will receive fifty percent (50%) of the proceeds of the policy minus the cash value of the policy. In the event that the director is no longer a member of the board of directors, the beneficiary will receive an amount determined by a vesting formula outlined in the agreement. The agreement allows the First National Bank of McConnellsburg to terminate the policy at any time and for any reason.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth the beneficial ownership of FNB Financial Corporation's capital stock as of December 31, 2005 by (i) persons believed by FNB Financial Corporation to beneficially own more than five percent (5%) of the common stock; (ii) FNB Financial Corporation's directors and executive officers; and (iii) all directors and executive officers of FNB Financial Corporation as a group. Unless otherwise noted below, we believe that each person named in the table has or will have the sole voting and sole investment power with respect to each of the securities reported as owned by such person.

               Name of Individual or
                 Identity of Group                   Amount and Nature       Percent of
                 -----------------                           Of               Class(3)
                                                         Beneficial
                                                      Ownership(1)(2)
Current Class 3 Directors (to serve until 2008)

Terry L. Randall                                          63,552(4)            7.94%
David A. Washabaugh III                                   10,669(5)            1.33%

Current Class 1 Directors (to serve until 2006)

Patricia A. Carbaugh                                         540                 --
Harry D. Johnston, D.O                                    25,746(6)            3.22%
Lonnie W. Palmer                                             420(7)              --

Current Class 2 Directors (to serve until 2007)

Harvey J. Culler                                          35,437(8)            4.43%
John C. Duffey                                             4,254(9)              --
Craig E. Paylor                                              970(10)             --

                                                         -------              -----
All Officers, Directors and Nominees
As a Group (8 persons)                                   141,588              17.70%

---------

Cede & Company                                           175,109              21.89%

Item 13. Certain Relationships and Related Transactions

      Certain Transactions

      There have been no material transactions between FNB Financial Corporation and The First National Bank of McConnellsburg and any director or executive officer of FNB Financial Corporation and The First National Bank of McConnellsburg, or any associate of any of the foregoing persons during 2005, nor have any material insider transactions been proposed. FNB Financial Corporation and The First National Bank of McConnellsburg have had, and intend to continue to have, banking and financial transactions in the ordinary course of business with directors and executive officers of FNB Financial Corporation and The First National Bank of McConnellsburg and their associates on comparable terms and with similar interest rates and collateral as those prevailing at the time for other customers of The First National Bank of McConnellsburg.

----------
(1) The securities "beneficially owned" by an individual are determined in accordance with the definitions of "beneficial ownership" set forth in the General Rules and Regulations of the Securities and Exchange Commission and may include securities owned by or for the individual's spouse and minor children and any other relative who has the same home, as well as securities to which the individual has, or shares, voting or investment power or has the right to acquire beneficial ownership within 60 days after September 30, 2005. Beneficial ownership may be disclaimed as to certain securities.

(2)   Information furnished by the directors and the corporation.

(3)   Less than 1% unless otherwise indicated.

(4) Includes 63,452 shares over which Mr. Randall has shared voting rights as trustee.

(5)   Includes 10,500 shares held jointly with Mr. Washabaugh's spouse.

(6) Includes 15,746 shares held individually by Dr. Johnston's spouse; 10,000 shares held jointly with his son.

(7)   Includes 320 shares held jointly with Mr. Palmer's spouse.

(8) Includes 35,233 shares held in trust for the benefit of Mr. Culler's children. Mr. Culler has sole power to vote the shares held in trust and to revoke the trust.

(9)   Includes 1,500 shares held jointly with Mr. Duffey's father.

(10)  Includes 250 shares held jointly with Mr. Paylor's mother.

      Total loans outstanding from FNB Financial Corporation and The First National Bank of McConnellsburg as of December 31, 2005 to FNB Financial Corporation's and The First National Bank of McConnellsburg's directors and executive officers as a group, and to members of their immediate families and companies in which they had an ownership interest of 10% or more was $3,523,046, or 22.75% of The First National Bank of McConnellsburg's total equity capital. Loans to these persons were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The largest aggregate amount of indebtedness outstanding at any time during fiscal year 2005 to directors and executive officers of FNB Financial Corporation and The First National Bank of McConnellsburg was $4,212,803. The aggregate amount of indebtedness outstanding as of the latest practicable date, February 8, 2006 to the above-described group was $3,385,367.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

      The following table presents fees for professional audit services rendered by Smith, Elliot Kearns & Company, LLC for the audit of FNB Financial Corporation's annual consolidated financial statements for the years ended December 31, 2005 and December 31, 2004 and fees billed for other services rendered by Smith, Elliot Kearns & Company, LLC during those periods.

                                                          December 31,
                                                      -------------------
                                                       2005        2004
                                                      -------------------

      Audit fees(1)                                   $35,900     $47,750

      Audit related fee(2)                             17,225         -0-

      Tax fees(3)                                       4,000       2,300

      All other fees(4)                                   -0-         -0-
                                                      -------     -------

      Total                                           $57,125     $50,050
                                                      =======     =======

(1) Audit Fees consist of fees billed for professional services rendered for the audit of FNB Financial Corporation's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Smith, Elliot Kearns & Company, LLC in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of FNB Financial Corporation's consolidated financial statements and are not reported under "Audit Fees."

(3) Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.

(4) All Other Fees consist of fees for services other than the services reported above.

      Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

      Before the accountant is engaged by FNB Financial Corporation or The First National Bank of McConnellsburg to render any audit or non-audit services, the engagement is approved by FNB Financial Corporation's audit committee.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

      (a) (1) - List of Financial Statements

            The following consolidated financial statements of FNB Financial Corporation (the "Company") and its subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2005 are incorporated by reference in Item 8:

            Consolidated balance sheets - December 31, 2005 and 2004

            Consolidated statements of income - Years ended December 31, 2005 2004and 2003

            Consolidated statements of stockholders' equity - Years ended December 31, 2005 2004and 2003

            Consolidated statements of cash flows - Years ended December 31, 2005 2004and 2003

            Notes to consolidated financial statements - December 31, 2005

      (2) - List of Financial Statement Schedules

            All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (3) - Listing of Exhibits

            Exhibit (3)(i) Articles of incorporation

            Exhibit (3)(ii)(1) Bylaws

            Exhibit (3)(ii)(2) First Amendment to Bylaws

            Exhibit (4) Instruments defining the rights of security holders including indentures

            Exhibit (10) Material Contracts

            Exhibit (13) Annual Report to Security holders

            Exhibit (21) Subsidiaries of the registrant Exhibit

            (31) Rule 13a-14(a)/15d-14(a) Certifications Exhibit

            (32) Section 1350 Certifications

            All other exhibits for which provision is made in applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (b) Reports on Form 8-K filed

            * Report filed January 11, 2005 for news release announcing resignation of Vice President and Controller.

      (c) Exhibits

            Exhibit (2.1) Agreement and Plan of Merger dated September 21, 2005
- incorporated by reference to the Company's Form 8-K filed on September 23, 2005.

            Exhibit (2.2) First Amendment to Agreement and Plan of Merger dated December 14, 2005 - incorporated by reference to the Company's Form 8-K filed on December 20, 2005.

            Exhibit (3)(i) Articles of incorporation - Exhibit 3A of Form SB-2 Registration Statement No. 33-66014 are incorporated herein by reference.

            Exhibit (3)(ii)(1) Bylaws - Exhibit 3B of Form SB-2 Registration Statement No. 33-66014 are incorporated herein by reference.

            Exhibit (3)(ii)(2) First Amendment to the Bylaws - incorporated by reference to the Company's Form 8-K filed on January 18, 2006.

            Exhibit (4) Instruments defining the rights of security holders including debentures - Document #1 of Form 10-K for FNB Financial Corporation for fiscal year ended December 31, 1995 is incorporated herein by reference.

            Exhibit (10.1) Executive Supplemental Retirement Plan for Select Officers - incorporated by reference to FNB's Form 10-K for the year ended December 31, 1999.

            Exhibit (10.2) Director Fee Continuation Agreement for Select Directors - incorporated by reference to FNB's Form 10-K for the year ended December 31, 1999.

            Exhibit (10.3) Executive Employment Contract for the President and CEO of the Bank dated October 2000 is incorporated by reference to FNB's Form 10-K for the year ended December 31, 2000.

            Exhibit (10.4) Executive employment agreement for Vice President of FNB Mortgage Brokers, Inc. - incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2003.

            Exhibit (10.5) Amendment to Employment Agreement for the President and Chief Executive Officer of the Company dated September 28, 2005 - incorporated by reference to the Company's Form 8-K filed on September 28, 2005.

            Exhibit (13) Annual report to security holders - filed herewith.

            Exhibit (21) Subsidiaries of the registrant - filed herewith.

            Exhibit (31.1) Certification of Chief Executive Officer pursuant
Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith.

            Exhibit (32.1) Certification of Chief Executive Officer pursuant 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - filed herewith.

      (d) Financial Statement Schedules

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FNB FINANCIAL CORPORATION
Date: March 31, 2006
                                        By: /s/ John C. Duffey
                                            ------------------------------
                                        John C. Duffey
                                        President, Chairman & CEO

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                    Position                             Date
----                                    --------                             ----
/s/ John C. Duffey                      President, Chief Executive           March 31, 2006
---------------------------------       Officer, and Acting Chief
John C. Duffey                          Financial Officer; Director


/s/ Patricia A. Carbaugh                Director                             March 31, 2006
---------------------------------
Patricia A. Carbaugh


/s/ Harvey J. Culler                    Director                             March 31, 2006
---------------------------------
Harvey J. Culler


/s/ Harry D. Johnston                   Director                             March 31, 2006
---------------------------------
Harry D. Johnston


/s/ Lonnie W. Palmer                    Director                             March 31, 2006
---------------------------------
Lonnie W. Palmer


/s/ Craig E. Paylor                     Director                             March 31, 2006
---------------------------------
Craig E. Paylor


/s/ Terry L. Randall                    Director                             March 31, 2006
---------------------------------
Terry L. Randall


/s/ D.A. Washabaugh, III                Director                             March 31, 2006
---------------------------------
D.A. Washabaugh, III