Form 10-Q
period 2006-03-31
FNB FINANCIAL CORP /PA/
filed 2006-05-15
CIK 820222

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2006
                                            --------------

Commission file number:                        33-66014
                                               --------

                            FNB Financial Corporation
             (Exact name of registrant as specified in its charter)

Commonwealth of Pennsylvania                                    23-2466821
-------------------------------                                 ----------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                                 Identification
                                                                No.)

  101 Lincoln Way West, McConnellsburg, PA                      17233
------------------------------------------                      -----
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

                                    YES |X|  NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ? Accelerated filer ? Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    YES |_|  NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class:                                Outstanding at March 31, 2006
---------------------------------                  -----------------------------
Common stock, $0.315 par value                              800,000

                     FNB FINANCIAL CORPORATION

                              INDEX

                                                                            Page
PART I  -  FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed consolidated balance sheets -
           March 31, 2006 and December 31, 2005                                4

         Condensed consolidated statements of income -
           Three months ended March 31, 2006 and 2005                          5

         Condensed consolidated statements of comprehensive
           income-Three months ended March 31, 2006 and 2005                   6

         Condensed consolidated statements of cash flows -
           Three months ended March 31, 2006 and 2005                          7

         Notes to condensed consolidated financial
           statements                                                        8-9

Item 2 - Management's discussion and analysis of financial
             condition and results of operations                         10 - 15

Item 3 - Quantitative and qualitative disclosures about
             market risk                                                      15

Item 4 - Controls and procedures                                              15

PART II  - OTHER INFORMATION

Item 1  - Legal proceedings                                                   17

Item 1A - Risk factors                                                        17

Item 2  - Unregistered sales of equity securities and
              use of proceeds                                                 17

Item 3  - Defaults upon senior securities                                     17

Item 4  - Submission of matters to a vote of security
              Holders                                                         17

Item 5  - Other information                                                   17

Item 6  - Index to Exhibits                                                   17

Signatures                                                                    18

Exhibits                                                                 19 - 21

                   PART I - FINANCIAL INFORMATION

           FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         March 31             December 31,
                                                                           2006                  2005
                                                                       (unaudited)            (audited*)
ASSETS:
Cash and Due from banks                                       $          4,719,677   $         4,702,134
Interest-bearing deposits with banks                                     1,228,841               598,114
Investment Securities
    Held-to-maturity (Market value - 3/31/2006
           $ 174,140; 12/31/2005 $ 188,656)                                175,735               190,395
    Available-for-sale                                                  28,308,952            29,672,594
    Federal Reserve, Atlantic Central Banker's
           Bank and Federal Home Loan Bank Stock                         1,881,600             1,571,100
Loans                                                                  144,853,680           139,875,235
Less: Allowance for loan losses                                         (1,151,495)           (1,026,446)
                                                              --------------------   -------------------
Loans, net                                                             143,702,185           138,848,789
Bank building, equipment, furniture and
fixtures, net                                                            3,120,573             3,183,173
Accrued interest receivable                                                751,681               683,716
Deferred income taxes                                                      390,077               323,929
Cash surrender value of life insurance                                   2,897,407             2,885,717
Intangible assets                                                        2,062,951             2,104,466
Other assets                                                               625,487             1,353,163
                                                              --------------------   -------------------
              Total Assets                                    $        189,865,166   $       186,117,290
                                                              ====================   ===================
LIABILITIES:
Deposits:
  Demand deposits                                             $         24,350,463   $        25,030,688
  Savings deposits                                                      45,204,031            46,199,179
  Time certificates                                                     71,594,139            73,537,218
  Other time deposits                                                      487,849               270,042
                                                              --------------------   -------------------
         Total deposits                                                141,636,482           145,037,127
Accrued interest payable & other liabilities                             1,211,185               962,371
Liability for other borrowed funds                                      31,247,566            24,424,404
                                                              --------------------   -------------------
Dividends payable                                                          152,000               208,000
         Total Liabilities                                             174,247,233           170,631,902
                                                              --------------------   -------------------
STOCKHOLDERS' EQUITY:
Capital stock, Common, par value $ 0.315;
  6,000,000 shares authorized; 800,000
  outstanding                                                              252,000               252,000
Additional paid-in capital                                               1,789,833             1,789,833
Retained earnings                                                       13,845,010            13,682,419
Accumulated other comprehensive income (loss)                             (268,910)             (238,864)
                                                              --------------------   -------------------
    Total Stockholders' Equity                                          15,617,933            15,485,388
                                                              --------------------   -------------------
                    Total Liabilities & Stockholders' Equity  $        189,865,166   $       186,117,290
                                                              ====================   ===================

*Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                         condensed financial statements.

           FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 2006 and 2005
                                   (UNAUDITED)

                                                                                2006               2005
Interest & Dividend Income
    Interest & fees on loans                                            $     2,336,468     $    1,835,614
    Interest on investment securities:
                      Obligations of other U.S. Government Agencies             219,349            294,712
                      Obligations of State & Political Subdivisions              74,486            101,656
    Interest on deposits with banks                                               5,830              3,973
    Dividends on Equity Securities                                               16,000             14,920
                                                                        ---------------     --------------
                 Total Interest & Dividend Income                             2,652,133          2,250,875
                                                                        ---------------     --------------
Interest Expense
    Interest on deposits                                                        776,740            658,961
    Interest on other borrowed money                                            344,730            211,790
                                                                        ---------------     --------------
                Total Interest Expense                                        1,121,470            870,751
                                                                        ---------------     --------------
                Net interest income                                           1,530,663          1,380,124

    Provision for loan losses                                                    30,000             36,000
                                                                        ---------------     --------------
                Net interest income after provision
                     for loan losses                                          1,500,663          1,344,124
                                                                        ---------------     --------------
Other income
    Service charges on deposit accounts                                         110,204            103,640
    Other service charges, collection & exchange
         charges, commissions and fees                                           76,295            121,533
    Other income                                                                 54,843             62,986
    Net securities gains/(losses)                                                (5,659)                 0
                                                                        ---------------     --------------
                Total other income                                              235,683            288,159
                                                                        ---------------     --------------
Other expenses                                                                1,261,610          1,143,584
                                                                        ---------------     --------------
    Income before income taxes                                                  474,736            488,699
    Applicable income taxes                                                     160,145            115,181
                                                                        ---------------     --------------
                Net income                                              $       314,591     $      373,518
                                                                        ===============     ==============
Earnings per share of Common Stock:
    Net income per share                                                $          0.39     $         0.47
Cash dividend declared per share                                        $          0.19     $         0.18
Weighted average number of shares outstanding                                   800,000            800,000



              The accompanying notes are an integral part of these
                         condensed financial statements.

           FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three Months Ended March 31, 2006 and 2005
                                   (UNAUDITED)

                                                                                   2006           2005

Net Income                                                                   $    314,591    $   373,518
                                                                             ------------    -----------
Other Comprehensive:
    Gross unrealized holding gains (losses)                                       (45,524)      (274,697)
    Reclassification adjustment for (gains) losses realized
         in net income                                                                  0              0
    Net unrealized holding gains (losses) before taxes                            (45,524)      (274,697)
    Tax effect                                                                     15,478         93,397
    Other comprehensive income (loss)                                             (30,046)      (181,300)
Comprehensive income (loss)                                                  $    284,545    $   192,218
                                                                             ============    ===========

              The accompanying notes are an integral part of these
                         condensed financial statements.

           FNB FINANCIAL CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2006 and 2005
                                   (UNAUDITED)

                                                                                2006              2005
Cash flows from operating activities:
    Net income                                                          $      314,591   $       373,519
    Adjustments to reconcile net income to
             net cash provided by operating activities:
              Depreciation & amortization                                      120,869            83,075
              Provision for loan losses                                         30,000            36,000
              Loss on sale of CBIA                                               5,659                 0
              Increase in Cash Surrender value
                       of Life Insurance                                       (11,690)          (17,661)
              (Increase) decrease in accrued
                   interest receivable                                         (67,965)          (71,048)
               Increase (decrease) in accrued interest
                    payable and other liabilities                              (40,008)          263,342
                 (Increase) decrease in other assets                           263,919          (180,082)
                                                                        --------------   ---------------
Net cash provided (used) by operating activities:                              615,375           487,145
                                                                        --------------   ---------------
Cash flows from investing activities:
    Net (increase) decrease in interest-
         bearing deposits with banks                                          (630,727)         (742,857)
    Proceeds from maturities and calls of securities                         1,310,468         1,323,770
    Proceeds from sale of available-for-sale securities                         22,310            20,804
    Proceeds from sale of CBIA                                                 350,000                 0
    Net (increase) in loans                                                 (4,883,396)       (4,843,465)
    Purchases of bank premises & equipment (net)                               (16,754)          (12,395)
    Net decrease in other real estate owned                                     57,429                 0
    (Purchase) sale of other bank stock                                       (310,500)           51,100
                                                                        --------------   ---------------
Net cash (used) in investing activities                                     (4,101,170)       (4,203,043)
                                                                        --------------   ---------------
Cash flows from financing activities:
    Net increase (decrease) in deposits                                     (3,111,824)          436,455
    Net increase (decrease) in other borrowings                              6,825,000         1,398,280
    Principal payments on long-term debt                                        (1,838)                0
    Cash dividends paid                                                       (208,000)         (280,000)
                                                                        --------------   ---------------
Net cash provided by financing activities                                    3,503,338         1,554,735
                                                                        --------------   ---------------
Net increase (decrease) in cash & cash equivalents                              17,543        (2,161,163)
Cash & cash equivalents, beginning balance                                   4,702,134         5,612,686
                                                                        --------------   ---------------
Cash & cash equivalents, ending balance                                 $    4,719,677   $     3,451,523
                                                                        ==============   ===============

              The accompanying notes are an integral part of these
                         condensed financial statements.

                            FNB FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      The financial information presented at and for the three months ended March 31, 2006 and March 31, 2005 is unaudited. Information presented at December 31, 2005, is condensed from audited year-end financial statements. However, this unaudited information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. The notes included herein should be read in conjunction with the notes to financial statements included in the Company's 2005 Annual Report on Form 10-K.

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

      Entry into a Material Definitive Agreement

      On September 21, 2005, FNB Financial Corporation (OTC BB: FNBBD-OB)("FNB") parent company of The First National Bank of McConnellsburg and Tower Bancorp, Inc. (OTC BB: TOBC-OB)("Tower") parent company of The First National Bank of Greencastle signed a definitive agreement (the "Agreement") to combine their companies (the "Merger").

      Pursuant to the terms of the Agreement, FNB shareholders will be entitled to receive either 0.8663 shares of Tower common stock or $ 39.00 for each share of FNB common stock. Each share holder of FNB will have the right to receive shares of Tower common stock for a portion of their shares and cash for the remaining portion of their shares. Shareholder elections will be subject to allocation procedures, which are intended to ensure that a minimum 85% of the FNB common stock will be converted into shares of Tower common stock and up to 15% of the FNB common stock will be paid in cash. The total value of the Merger is valued at approximately $ 31.2 million.

      The Merger has received shareholder approvals by FNB and Tower shareholders and on May 5, 2006 received final regulatory approval. The transaction is expected to close with an effective date of June 1, 2006.

                            FNB FINANCIAL CORPORATION

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Some of the matters discussed below include forward-looking statements within the meaning of the federal securities laws. Forward-looking statements, including statements as to industry tends, future expectations and other matters that do no relate strictly to historical facts, are based on certain assumptions by management, and are often identified by words or phrases such as "anticipated", "believe", "expect", "intend", "seek", "plan", "objective", "trend", and "goal" or future or conditional verbs such as "will", "would", "should", "could", "might", or similar expressions. Forward-looking statements are subject to various assumptions, risks, and uncertainties, which change over time, and speak only as of the date they are made. Our actual results and the actual outcome of our expectation and strategies could be materially different from those anticipated or estimated due to such risks and uncertainties, including, but not limited to, the reasons under the heading "Information Regarding Forward-Looking Statements." The Company undertakes no obligation to update any forward-looking statements.

SUMMARY

Net income for the first three months of 2006 was $ 314,591 compared to $373,518, for the first three months of 2005. This represents a decrease of $58,927 or 15.78% from 2005. Net income on an adjusted per share basis for the first three months of 2006 was $ 0.39, which is a decrease of $0.08 from the $0.47 per share for the three months ended March 31, 2005.

MERGER WITH TOWER BANCORP., INC.

On September 21, 2005, FNB Financial Corporation executed an agreement with Tower Bancorp, Inc. to combine their companies. Pursuant to the terms of the Agreement, FNB shareholders will be entitled to receive either 0.8663 shares of Tower common stock or $ 39.00 for each share of FNB common stock. The Merger is subject to certain closing conditions, including the approval of the shareholders of both Tower and the Company. It is anticipated that the Merger will close with an effective date of June 1, 2006. For more information, see
Note 5 to the Notes to Condensed Consolidated Financial Statements.

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

NET INTEREST INCOME

Total interest and dividend income for the first three months of 2006 was $2,652,133 compared to $ 2,250,875 for the first three months of 2005, an increase of $ 401,258 or 17.83%.

This increase was due primarily to an increase in interest and fees on loans, partially offset by decreases in interest on investment securities. The increase in interest and fees on loans is due primarily to rising interest rates and an increase in loan volume. Total loans increased 22.26% from $ 118,476,525 on March 31, 2005 to $ 144,853,680 on March 31, 2006. The tax-equivalent yield on total loans increased from 6.37% for the three months ended March 31, 2005, to 6.63% for the three months ended March 31, 2006. Interest on U.S. government agency obligations decreased 25.57% and interest on state and political subdivision obligation decreased 26.73% in the quarter ended March 31, 2006 compared to the first three months of 2005. This decrease was due primarily to the maturity of securities during the latter periods of 2005 which were not replaced.

Interest expense for the three months ended March 31, 2006, was $ 1,121,470, an increase of $ 250,719 from the $ 870,751 for the same period in 2005. The increase in interest expense was due primarily to rising interest rates and an increase in the volume of deposits and borrowed funds. Total deposits increased $ 13,051,688, or 10.15%, from $ 128,584,794 on March 31, 2005 to $ 141,636,482 on March 31, 2006. Borrowed funds were $ 31,247,566 at March 31, 2006. This is an increase of $5,414,527 over borrowed funds of $ 25,833,039 at March 31, 2005. The cost of all interest-bearing funds increased from 2.60% for the three months ended March 31, 2005 to 3.05% for the three months ended March 31, 2006. Overall, net interest income increased from $ 1,380,124 for the three months ended March 31, 2005, to $ 1,530,663 for the three months ended March 31, 2006. This is an increase of 10.91%.

The bank continued to add to its allowance for loan losses during the three months ended March 31, 2006. The provision for loan losses was $ 30,000 during the first three months of 2006, compared to $ 36,000 for the first three months of 2005. The tax-equivalent net interest margin increased 2 basis points to 3.66% for the first three months of 2006 from that of the first three months of 2005, which was 3.64%. Management will continue to competitively price its loan and deposit products to maintain desired net interest spreads.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                          2006      2005
                                                          (000 Omitted)

Allowance for loan losses beginning of the year         $ 1,026    $ 1,088
      Loans charged-off during the year
            Real estate mortgages                             7          0
            Installment loans                                11         15
            Commercial and all other                          1          0
                                                        -------    -------
                  Total charge offs                          19         15
                                                        -------    -------
      Recoveries of loans previously charged-off:
            Real estate mortgages                           110          0
            Installment loans                                 4          9
            Commercial and all other                          0          0
                                                        -------    -------
                  Total recoveries                          114          9
                                                        -------    -------
      Net loans charged-off (recovered)                     (95)         6
      Provision for loan losses charged to operations        30         36
                                                        -------    -------
                  Allowance for loan losses, March 31   $ 1,151    $ 1,118
                                                        =======    =======




The Company utilizes a comprehensive systematic review of its loan portfolio on a quarterly basis in order to determine the adequacy of the allowance for loan losses. Each quarter the loan portfolio is categorized into various Pools as follows:

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

NON-INTEREST INCOME AND EXPENSES

Total non-interest income for the first three months of 2006 decreased $ 52,476 over totals for the first three months of 2005. This was due primarily to a decrease in revenue from FNB Mortgage Brokers, Inc. Mortgage origination revenue from this subsidiary decreased $ 42,144, or 50.25% from $ 83,873 for the three months ended March 31, 2005 to $ 41,729 for the three months ended March 31, 2006.

Our income tax provision for the first three months of 2006 was $ 160,145 compared to $ 115,181 for the first three months of 2005. We continued to operate with a marginal tax rate of 34% during the first three months of 2006. The effective income tax rate for the first three months of 2006 was 33.73% compared to 23.57% for the first three months of 2005. The increase in the effective income tax rate is due primarily to a lower level of revenue from tax-advantaged loans and investment securities, which are taxed at a lower level than our interest and dividend income.

BALANCE SHEET AND EQUITY CHANGES

Total assets as of March 31, 2006, were $ 189,865,166, an increase of $18,974,216 from the period ended March 31, 2005, representing an increase of 11.10%. This increase was primarily due to an increase in total loans of $26,377,155 from $ 118,476,525 as of March 31, 2005, to $ 144,853,680 as of
March 31, 2006.

Total deposits as of March 31, 2006, were $ 141,636,482, an increase of $ 13,051,688 from the period ended March 31, 2005, representing an increase of 10.15%. This increase was primarily due to the acquisition of the deposits of Hagerstown Trust Company's Hancock, Maryland Office in June 2005. Borrowings also increased by $ 5,414,527 or 20.96%, from $ 25,833,039 at March 31, 2005 to
$ 31,247,566 at March 31, 2006. The increase in borrowings was due to additional funding requirements to fund the increase in loans.

CAPITAL RESOURCES

The Company continues to be a "well-capitalized" financial institution. Total shareholders' equity as of March 31, 2006, was $ 15,617,933, or 8.23% of total assets, as compared to $ 15,253,938, 8.93% of total assets as of March 31, 2005. The decline was due to the $ 18,974,216 increase in total assets discussed above. The common stock's book value increased $ 0.45 or 2.39% to $ 19.52 per share at March 31, 2006 from $ 19.07 per share at March 31, 2005.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier I capital consists of total shareholders' equity plus qualifying trust preferred securities outstanding less net unrealized holding gains and losses on available-for-sale securities, goodwill and other intangible assets. Total capital is comprised of Tier I capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier I capital. Financial institutions must maintain a Tier I risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier I leverage ratio of at least 4%. The Company's Tier I risk-based capital ratio was 10.81% at March 31, 2006 compared to 12.28% at March 31, 2005. The Company's total risk-based capital ratio was 11.73% at March 31, 2006 compared to 13.27% at March 31, 2005. The Company's Tier I leverage ratio was 7.41% at March 31, 2006 compared to 8.36% at March 31, 2005. The Company monitors these ratios on a monthly basis and has several strategies, including without limitation, the sale of investment securities, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available-for-sale, and loans maturing within one year. At March 31, 2006, liquid assets totaled $ 49,976,470, compared to $ 55,624,750 at March 31, 2005. These amounts represent 28.68% and 35.74% of total liabilities at March 31, 2006 and March 31, 2005, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns, maturities, calls and sales. Also, the company maintains short-term and long-term borrowing arrangements with larger financial institutions as an additional source of liquidity. The primary source of borrowed funds is the Federal Home Loan Bank of Pittsburgh. The Company's senior management monitors the liquidity position regularly and attempts to maintain a position that utilizes available funds most efficiently.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

In addition to the historical information contained in Part I of this Quarterly Report on Form 1O-Q, the discussion in the Quarterly Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements, including statements as to industry trends, future expectation and other matters that do not relate strictly to historical facts, are based on certain assumptions by management, and are often identified by words or phrases such as "anticipated", "believe", "expect", "intend", "seek", "plan", "objective", "trend", and "goal" or future or conditional verbs such as "will", "would", "should", "could", "might", or similar expressions.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the quantitative and qualitative disclosures made in FNB Financial Corporation's annual report on Form 10-K for the year ended December 31, 2005.

ITEM 4 - CONTROLS AND PROCEDURES

FNB Financial Corporation's Chief Financial Officer resigned effective December 16, 2005. FNB Financial Corporation's Chief Executive Officer is currently acting as the interim Chief Financial Officer. The Company's Chief Executive Officer has evaluated the effectiveness of the company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e)or 15d-15(e) under the Exchange Act as of March 31, 2006. Based on such evaluation, such officer has concluded that, as of March 31, 2006, the company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by FNB Financial Corporation in the reports that it files or submits under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in FNB Financial Corporation's internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Exchange Act of 1934) during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, FNB Financial Corporation's internal control over financial reporting.

                           PART II - OTHER INFORMATION

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

            None

Item 1A - Risk Factors

            There have been no material changes to the Company's risk factors since these factors were previously disclosed in the Company's Annual Report on Form 10-K for the period ended December 31, 2005.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

            None

Item 3 - Defaults Upon Senior Securities

            Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

            A special meeting of the shareholders of FNB Financial Corporation was held on March 14, 2006. The matter that was voted on by the security holders was approval and adoption of the Agreement and Plan of Merger between Tower Bancorp, Inc. and FNB Financial Corporation, with affirmative votes representing a majority of the shares outstanding. No other matters were voted upon at the special meeting.

Item 5 - Other Information

            None

Item 6 - Exhibits

     Exhibit Number Referred to
     Item 601 of Regulation S-K:            Description of Exhibit:

                       31                   Certification of Chief Executive Officer and acting
                                            Chief Financial Officer pursuant to Section 302 of the
                                            Sarbanes-Oxley Act of 2002.

                       32                   Certification of Chief Executive Officer and acting
                                            Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date  May 15, 2006                          /s/John C. Duffey
     ----------------------                 ------------------
                                            John C. Duffey, President
                                            and Director of the Company and
                                            President/CEO of the Bank and acting
                                            CFO of the Bank
                                            (Duly Authorized Officer)